Form 10-Q
period 2009-01-31
BUKA VENTURES INC.
filed 2009-03-04
CIK 1451433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended January 31, 2009

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form to

Commission File number 333-156311

BUKA VENTURES INC.
                                                                       (Exact name of registrant as specified in its charter)

Nevada	98 0603540
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

21 Luke Street, Vatuwaga, Suva, Fiji
(Address of principal executive offices)

679-331-3255
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer   [   ]                                                                                                Accelerated filer                  [   ]

Non-accelerated filer     [   ]  (Do not check if a small reporting company)                 Small reporting company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes [X]   No   [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes □ No □

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

February 28, 2009: 45,500,000 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Buka Ventures Inc. (an exploration stage company) at January 31, 2009 (with comparative figures as at October 31, 2008) and the statement of operations for the three months ended December 31, 2008 and 2007 and from inception  (March 15, 2007) to January 31, 2009, and the statement of cash flow for the three months ended January 31, 2009 and 2008 and from inception (March 15, 2007) to January 31, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended January 31, 2009 are not necessarily indicative of the results that can be expected for the year ending October 31, 2009.

BUKA VENTURES INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	January 31, 2009	October 31, 2008

ASSETS

CURRENT ASSETS

Cash	$ 11,024	$ 31,375

Total Current Assets	$ 11,024	$ 31,375

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$ 4,765	$ 5,658
Accounts payable – related parties	3,015	2,764

Total Current Liabilities	7,780	8,422

STOCKHOLDERS’ EQUITY

Common stock
750,000,000 shares authorized, at $0.001 par value;
45,500,000 shares issued and outstanding	45,500	45,500
Capital in excess of par value	10,400	8,000
Deficit accumulated during the pre-exploration stage	(52,656)	(30,547)

Total Stockholders’ Equity	3,244	22,953

	$ 11,024	$ 31,375

The accompanying notes are an integral part of these unaudited financial statements.

BUKA VENTURES INC.
(A Pre-exploration Stage Company)
STATEMENTS OF OPERATIONS

For the three months ended January 31, 2009 and 2008 and for the period from March 15, 2007 (date of inception) to January 31, 2009

(Unaudited – Prepared by Management)

	For the three months ended Jan. 31, 2009	For the three months ended Jan. 31, 2008	From March 15, 2007 (date of inception) to Jan. 31, 2009

REVENUE	$ -	$ -	$ -

EXPENSES

Acquisition, staking and geological report	-	-	13,922
Administrative	22,109	2,203	38,734

NET LOSS FROM OPERATIONS	$ (22,109)	$ (2,203)	$(52,656)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	45,500,000	7,000,000

The accompanying notes are an integral part of these unaudited financial statements.

BUKA VENTURES INC.
(A Pre-exploration Stage Company)
STATEMENTS OF CASH FLOWS

For the three months ended January 31, 2009 and 2008 and for the period from March 15, 2007 (date of inception) to January 31, 2009

(Unaudited – Prepared by Management)

	For the three months ended Jan. 31, 2009	For the three months ended Jan. 31, 2008	From March 15, 2007 (date of inception) to Jan. 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (22,109)	$ (2,203)	$ (52,656)

Adjustments to reconcile net loss to net cash provided by operating activities:

Common shares issued for expenses	-	-	5,000
Capital contributions - expenses	2,400	800	10,400
Changes in accounts payable	(893)	58	4,765

Net Cash Provided (Used) in Operations	(20,602)	(1,345)	(32,491)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	251	1,334	3,015
Proceeds from issuance of common stock	-	2,000	40,500

	251	3,334	43,515

Net (Decrease) Increase in Cash	(20,351)	1,989	11,024

Cash at Beginning of Period	31,375	-	-

CASH AT END OF PERIOD	$ 11,024	$ 1,989	$ 11,024

The accompanying notes are an integral part of these unaudited financial statements

BUKA VENTURES INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2009

(Unaudited – Prepared by Management)

1.           ORGANIZATION

The Company, Buka Ventures Inc., was incorporated under the laws of the State of Nevada on March 15, 2007 with the authorized capital stock of 750,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date mineral claims, with unknown reserves, had been acquired.  The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the exploration stage and is considered to be in the pre-exploration stage.

The Company has elected October 31 as its fiscal year.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidulutive and then only the basic per share amounts are shown in the report.

Evaluation of Long-Lived Assets

The Company periodically reviews its long term assets and makes adjustments, if the carrying value exceeds fair value.

Foreign Currency Translations

Part of the transactions of the Company were completed in Fijian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translation is recognized.  The functional currency is considered to be US dollars.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

BUKA VENTURES INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2009

(Unaudited – Prepared by Management)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed.   An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On January 31, 2009 the Company had a net operating loss carry forward of $52,656 for income tax purposes.  The tax benefit of approximately $15,800 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire during 2029.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their fair value due to their short term maturities.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with general accepted accounting principles.  Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.   Actual results could vary from the estimates that were assumed in preparing these financial statements.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Unproven Mining Claim Costs

Cost of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred.

BUKA VENTURES INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2009

(Unaudited – Prepared by Management)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.           AQUISITION OF MINERAL CLAIM

On May 1, 2007, the Company acquired the Sigatoka Gold Claim located in the Republic of Fiji from Omega Ventures Inc., an unrelated company, for the consideration of $5,000.  The Sigatoka Gold Claim is located 24 km north of the city of Lautoka, Fiji.  Under Fijian law, the claim remains in good standing as long as the Company has an interest in it.   There is no annual maintenance fee or minimum exploration work required on the Claim.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

The officers-directors have acquired 100% of the common stock issued and have made no interest, demand loans to the Company of $3,015 and have made contributions to capital of $10,400 to the Company in the form of expenses paid for the Company.

5.           CAPITAL STOCK

On October 31, 2007 one of the Company’s directors received 5,000,000 common shares at a price of $0.001 per share for reimbursement of expenses paid by him for the Company in the amount of $5,000.

On October 31, 2008 the Company issued to its officers and directors 40,500,000 common shares at $0.001 per share for a cash consideration of $40,500.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Buka Ventures Inc. (“Buka”, “we” or “us”) financial statements and the notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Forward Looking Statements

This Form 10-Q contains "forward-looking statements" that involve risks and uncertainties. The use of words such as "anticipate", "expect", "intend", "plan", "believe", "seek" and "estimate", and variations of these words and similar expressions to identify such forward-looking statements. Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the "Risk Factors" section and elsewhere in this Form 10-Q. These forward-looking statements address, among others, such issues as:

●	the estimated financial information we are furnishing in this Form 10-Q;

●	our future projected earning and cash flows;

●	the expansion of our business and its operations over the next few years;

●	the exploration of Sigatoka Gold Claim and its future development; and

●	Our future expectations of development projects.

These statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will meet our expectations and predictions depend on a number of risks and uncertainties, which could cause our actual results, performance and financial condition to differ materially from our expectation.

Consequently, these cautionary statements qualify all of the forward-looking statements made in this Form 10-Q. We cannot assure you that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they would have the expected effect on us or our business or operations.

Our Business

We were incorporated in the State of Nevada on March 15, 2007.   We are a start-up, pre-exploration stage company engaged in the search for gold and related minerals.  We do not have any subsidiaries, affiliated companies or joint venture partners.   We have no mining operations and have no revenues.  We have incurred losses since inception and must raise additional capital to fund our operations.   There is no assurance we will be able to raise this capital.

Our sole asset is a 100% interest in the Sigatoka Gold claim located in the Republic of Fiji.  We acquired the Sigatoka Gold claim for the sum of $5,000 from an unrelated third party on May 1, 2007.  We own no property other than the Sigatoka Gold claim.   As of the date of this Form 10-Q, we have not conducted any exploration work on the Sigatoka Gold claim.  We engaged Thomas Raju, a Geological Consultant, to explore and summarize the exploration potential of the Sigatoka Gold claim and to make recommendations.  Under the study, it was recommended that a mineral exploration program consisting of air photo interpretation, geological mapping, geochemical soil sampling and geophysical surveying be conducted at the Sigatoka Gold claim and to identify targets for diamond drilling if warranted.  The cost for this mineral exploration program is estimated to cost of FJD $37,700 (US$20,285).  We will have to raise funds to pay for the mineral exploration program.

There is no assurance that a commercially viable mineral deposit or reserve exists at our mineral claim or may exist until sufficient and appropriate exploration is completed and a comprehensive evaluation of such work concludes economic and legal feasibility.   Such work could take many years of exploration and would require expenditure of a substantial amount of capital, capital which we do not currently have and may never be able to raise.

We have no full-time employees and our management devotes a small percentage of their time to the affairs of the Company.

Our administrative office is located at 21 Luke Street, Vatuwaqa, Suva, Fiji.  Our telephone number is 679-331-3255.   We do not maintain a web site.

PLAN OF OPERATIONS

Our financial commitments for the next twelve months consist of primarily related expenses of approximately $23,000 associated with the initiation of a mineral exploration program for a total estimate of expenses of $39,500.  Including mineral exploration program, we will have to incur the following estimated expenses over the next twelve months:

Expenses	Amount	Description

Accounting	$ 3,750	Fees to the internal accountant for preparing the quarter and annual working papers for the financial statements to be reviewed and examined by the independent accountants.
Audit	4,000	Review of the quarterly financial statements and examination of the annual financial statements and rendering an opinion thereon.
Legal Fees	3,000	Estimated legal fees assisting us in becoming a quoted company.
Mineral exploration program	23,000	Mineral exploration program.
Edgar filing service fees	2,000	Engagement of Edgar service entity to file reports with the SEC.
Office	1,000	General office supplies.
Transfer agent’s fees	2,000	Annual maintenance fee and preparation of share certificates and other documents periodically required by the Company.
Miscellaneous	750	Miscellaneous expenses
Estimated expenses	$39,500

Our engineering consultant has recommended an exploration program for the Sigatoka Gold Claim.  Currently, we do not presently have the requisite funds to complete the recommended exploration program.   If we cannot raise money to complete the exploration program, we may be required to cease operation.  Our directors and officers intend to finance our operation expenses for the next twelve months and to complete the exploration of the Sigatoka Gold Claim.

Even if we raise the sufficient funds to complete the exploration program, assuming the exploration program results warrant further exploration, we will be required to raise additional funds for further exploration activities.

We do not intend to hire any employees at this time. All of the work on the Sigatoka Gold Claim will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying and exploration.   We may engage a geologist to assist in evaluating the information derived from the exploration and excavation including advising us on the economic feasibility of removing any mineralized material we may discover.

RESULTS OF OPERATIONS

Foreign Currency and Exchange Rates

Our mineral property is located in the Republic of Fiji.  However costs expressed in the geological report on the Claim are expressed in United States Dollars.   Any future work to be conducted at the Claim is expected to be paid in Fijian dollars.  The functional currency is considered to be US dollars.

Results of Operations for the three months ended January 31, 2009

For the period from November 1, 2008 to January 31, 2009, we had a net loss of $22,109 and a total net operating loss from March 15, 2007 (date of inception) to January 31, 2009 of $52,656.   This represents a net loss of $0.001 per share for the period based on a weighted average number of shares outstanding of 45,500,000.   Our loss for the three months ended January 31, 2009 represents various expenses incurred with payment to our independent accountants, payment to an independent consultant for the preparation of our effective registration statement, office expenses and various accrued expenses which have not be paid to date as follows:

Expense	Amount	Description

Accounting and audit	$ 2,490	Preparation of working papers for submission to our independent accountants for examination of the financial statements
Bank charges	131	Bank charges related to our bank account.
Consulting	15,000	Preparation by consultant of our effective registration statement.
Office	368	Office supplies including photocopying, courier and faxing documents.
Filing fees	220	Amount paid to the SEC for filing our registration statement.
Legal	1,500	Legal opinion on tradability of our shares under Exhibit 5 of our registration statement.
Telephone(1)	300	The Company accrues telephone expense of $100 per month.
Management fees (1)	1,500
Commencing on January 1, 2008, the Company began accruing a management fee related to services provided by its President in the amount of $500 per month.  This expense is not paid and is credited to Capital in Excess of Par Value.

Rent (1)	600	The Company accrues $200 per month for use of an office at the President’s residence.
Total	$ 22,109

(1)  The Company does not pay its officers and director any management fees for their monthly services contributed to the affairs of the Company, but effective January 1, 2008 accrued $500 per month in recognition of management fees.  In addition, the Company uses the residence of its President for its offices at an accrued rent expense of $200 per month.  Finally the Company accrues $100 per month for telephone service.  Although the Company does not pay for these management fees, rent and telephone services, it has, for accounting purposes, recognized these amounts as an expense with an offsetting credit of the same amount to Capital in Excess of Par Value on the Company’s balance sheet.

Liquidity and Capital Resources

As of January 31, 2009, the Company had cash of $11,024 and current liabilities of $7,780 representing a working capital of $3,244.

We cannot assure that additional capital required to finance our operations will be available on acceptable terms, if at all.  Any failure to secure additional financing may force us to modify our business plan.  In addition, we cannot be assured of profitability in the future.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a wide variety of estimates and assumptions that affect: (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) the reported amounts of expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the Notes to the Consolidated Financial Statements, and several of those critical accounting policies are as follows:

Exploration Properties. Mineral exploration expenditures are expensed as incurred. Property acquisition costs relating to exploration properties are also expensed until the economic viability of the project is determined and proven and probable reserves quantified. Costs associated with economically viable projects are depreciated and amortized in accordance with the policies described above.

Stock-Based Compensation and Equity Transactions. We account for stock-based compensation pursuant to SFAS No. 123R, Share-Based Payment, an amendment of FASB Statements 123 and 95, which requires us to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest.

Except for transactions with employees and directors that are within the scope of SFAS 123R, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Additionally, in accordance with EITF 96-18, the Company has determined that the dates used to value the transaction are either: (1) the date at which a commitment for performance by the counter party to earn the equity instruments is established; or (2) the date at which the counter party’s performance is complete.

The Sigatoka Gold Claim

Description of Property

The Sigatoka Gold Claim consists of one unpatented mineral claim, located 24 kilometers North of the town of Lautoka, Fiji at Universal Transverse Mecator coordinates Latitude 18°10'59"S and Longitude 177°31 '0"E. The mineral claim was assigned to Buka Ventures Inc. by Omega Ventures Inc. and the said assignment was filed with the Mineral Resources Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of Fiji.

There are no known environmental concerns or parks designated for any area contained within the claims. The property has no encumbrances. As advanced exploration proceeds there may be bonding requirements for reclamation. Buka Ventures Inc. has purchased a 100% interest in the property.

Accessibility, Climate, Local Resources, Infrastructure And Topography

The Sigatoka Gold Claim is accessible from Lautoka, Fiji by traveling on the country's only highway and by taking an all weather gravel road. The town of Lautoka has an experienced work force and will provide all the necessary services needed for an exploration and development operation, including police, hospitals, groceries, fuel, helicopter services, hardware and other necessary items. Drilling companies and assay facilities are present in Lautoka.

The Sigatoka Gold Claim lies at an elevation of 1.474 feet near the west end of Nakavudra Mountain Range. The main mountain ridge has a maximum peak of 4,341 feet with steep east facing slopes.

The main mountain ridge has a maximum peak of 4,341 feet with steep east facing slopes.   Tropical mountain forests grow at lower elevations in the northeast comer of the claim and good rock exposure is found along the peaks and ridges in the western portion of the claim. The climate is mild year round with the rainy season falling from May to October.

History

Gold was first reported in the area by Fijian and British prospectors over 77 years ago. Mineral lode claims were recorded in 1925 in the surrounding areas.  Numerous showings of mineralization have been discovered in the area and six prospects have achieved significant production, with Mamanuca Gold Mine (32 kilometers away) producing 110,000 ounces of gold annually.   During the 1990' s several properties north of Sigatoka Gold Claim were drilled by junior mineral exploration companies.  Buka Ventures  is preparing to conduct preliminary exploration work on the property.

Geological Setting

Regional Geology of the Area.   Fiji lies at the midpoint of opposing Tonga Kermadec and new Hebrides convergence zones, separated from the actual convergence zones by two extensional back arc basins which are the North Fiji Basin to the west and the Lau Basin to the east in addition to a series of transform faults including the Fiji Fracture Zone and the Matthew Hunter Ridge. Many of the reconstructions of the past configuration of the is part of the Pacific indicate, however, that Fiji was not so long ago an integral part of the Pacific "Rim of Fire"; the complex plate boundary between Pacific and the Indo Australia plates; a boundary which is well recognized as the locus of several major world-class porphyry coppergold and epithermal gold systems.

Stratigraphy .  The principal bedded rocks for the area of Sigatoka Gold Claim (and for most of Fiji for that matter) are Volcanic rocks which are exposed along a wide axial zone of a broad complex.   Gold at the Mamanuca Gold Mine (which, as stated above, is in close proximity to the Sigatoka Gold Claim) is generally concentrated within extrusive volcanic rocks in the walls of large volcanic caldera. It should, however, not be inferred that because gold was found at the Mamanuca Gold Mine, gold will be found at the Sigatoka Gold Claim.

Intrusive.  The main igneous intrusions consist of the Colo Plutonic Suite consisting of tholetic gabbros, tonalities and trondjhemites. Age data indicate that the intrusive stocks are intermediate in age between Ba Volcanic Group rocks west of the area and the younger Tertiary Wainimala Group rocks exposed to the east.

Theoletic Gabbros, for example, are generally are a greenish or dark colored fine to coarse grained rock. Irregular shaped masses of so called "soda granite" are seen in both sharp and gradational contact with the diorite. The different phases of Colo Plutonic Suite are exposed from south of the Sigatoka Gold Claim to just north of the town of Lautoka and are principal host rocks for gold veins at the Mamanuca Gold Mine.

Structure.  Repeated cycles of folding, faulting and deformation has created a complex structural history in the Lautoka area. Major faults strike north and northeasterly and coincide with zones of the Ba Volcanic Group. The principal shear direction changes from northeast in the area of the Mamanuca Gold Mine to north-south in the area north of Lautoka. The major transform fault areas are the Fiji Fracture Zone and the Hunter Fracture Zone. One system consists of a set of perpendicular fractures, which strike approximately at right angles to each other, and at acute angles to the trend of formations. The other system consists of two sets of fractures with opposing dips, but which strike parallel to each other and to the trend of the overall formations. The first system contains the principle veins of the area and are younger than the second system. The Ba Volcanic Group represent the most important and continuous fractures in the first system.

Deposit Types

On a regional basis this area of Fiji is notable for epo-thermal type gold deposits of which the Mamanuca Gold Mines are typical examples.  Mineralization is located within a large fractured block created where prominent northwest striking shears intersect the north striking caldera fault zone. The major lodes cover an area of 2 km and are mostly within 400m of the surface. Lodes occur in three main structural settings:

(i)           steeply dipping northwest striking shears;
(ii)           flatdipping (1040) fractures (flatmakes); and
(iii)           shatter blocks between shears.

Most of the gold occurs in tellurides and there are also significant quantities of gold in pyrite.

Mineralization

No mineralization has been reported for the area of the property but structures and shear zones affiliated with mineralization on adjacent properties pass through it.

Exploration

Records indicate that no detailed exploration has been completed on the property on Sigatoka Gold Claim.

Property Geology  To the east of the property is intrusive consisting of rocks such as tonalite, monzonite, and gabbro while the property itself is underlain by the Ba Volcanic Group sediments and volcanics. The property lies on the Fiji Fracture Zone. The intrusive also consist of a large mass of granodiorite towards the western most point of the property.  The Ba Volcanic Group consists of interlayered chert, argillite and massive andesitic to basaltic volcanics. The volcanics are hornfelsed, commonly contain minor pyrite, pyrrhotite.

Drilling Summary

No drilling is reported on Sigatoka Gold Claim.

Sampling Method; Sample Preparation; Data Verification

All the exploration conducted to date has been conducted according to generally accepted exploration procedures with methods and preparation that are consistent with generally accepted exploration practices.

Interpretations And Conclusions

The area is well known for numerous productive mineral occurrences including the Vatukoula Gold Mines. The local of the Sigatoka Gold Claim is underlain by the same rock units of the Ba Volcanic Group that are found at those mineral occurrence sites.  These rocks consisting of cherts and argillites (sediments) and andesitic to basaltic volcanic have been intruded by granodiorite. Structures and mineralization probably related to this intrusion are found throughout the region and occur on the claim. They are associated with all the major mineral occurrences and deposits in the area. Mineralization found on the claim is consistent with that found associated with zones of extensive mineralization. Past work however has been limited and sporadic and has not tested the potential of the property.  Potential for significant amounts of mineralization to be found exists on the property and it merits intensive exploration.

Recommendations By The Geologist

A two phased exploration program to further delineate the mineralized system currently recognized on Sigatoka Gold Claim is recommended.  The program would consist of air photo interpretation of the structures, geological mapping, both regionally and detailed on the area of the main showings, geophysical survey using both magnetic and electromagnetic instrumentation in detail over the area of the showings and in a regional reconnaissance survey and geochemical soil sample surveying regionally to identify other areas on the claim that are mineralized and in detail on the known areas of mineralization. The effort of this exploration work is to define and enable interpretation of a follow-up diamond drill program, so that the known mineralization and the whole property can be evaluated.

Other aspects of our Company

We have no historical information to allow anyone to base an evaluation on our future performance. We have only been incorporate since March 15, 2007 and have generated no revenue during our time in existence.  We do not know if we will be successful in our business operations in the future.   Like all new businesses we are a start up company and will suffer all the problems of being a start up company as follows:

●	possible delays in exploring the Sigatoka and experiencing cost overruns;

●	trying to generate revenue or identify sources of cash, managing our assets and administrating ongoing financial commitments to our creditors;

●	adhering to all regulatory requirements both as a future public company and as a company required to meet State and Federal filing requirements; and

●	ensuring our shareholders are informed about our development on a regular basis.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Short and long-term Trend Liabilities

We are unaware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our business either in the long-term or long-term liquidity which have not been disclosed under Risk Factors noted below.

Internal and External Sources of Liquidity

There are no material internal or external sources of liquidity.

Known Trends, Events or Uncertainties having an Impact on Income

Since we are in the start-up stage and the Sigatoka Gold Claim has not produced any income, there is a chance that it never will.  We do not know of any trends, events or uncertainties that are reasonably expected to have a material impact on income in the future.

Dividend Policy

We have never declared or paid any cash dividends or distributions on our common stock.   We currently intend to retain our future earnings to support operations and to finance future growth and expansion and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Compensation Plans

As at January 31, 2009 and up to the date of this Form 10-Q, we have no shares of our common stock that are issued under compensation plans approved by our shareholders.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company.

The number of shares subject to Rule 144 is 25,500,000   Share certificates representing these shares have the appropriate legend affixed on them.

There are no shares being offered to the public other than indicated in our effective registration statement and no shares have been offered pursuant to an employee benefit plan or dividend reinvestment plan.

Our shares do not trade on any exchange or quotation system but it is our intention of seek a market maker and file a Form 211 in order to be quoted on the OTC Bulletin Board (“OTCBB”).   In order to be quoted, we must remain current in our filings with the SEC; being as a minimum Forms 10-Q and 10-K.  Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their filing during that time.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or  uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, as more fully described under ‘Risk Factors’.

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of Buka’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a, 14(c) and 15d 14(c) as of the end of the period of the filing of this quarterly report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, Buka’s disclosure and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

ITEM 4T                      CONTROLS AND PROCEDURES

Changes in Internal Controls

There were no material changes in Buka’s internal controls or in other factors that could materially affect Buka’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 11 – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

There are no legal proceedings to which Buka or is a party or to which the Sigatoka Gold Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 1A        RISK FACTORS

An investment in our common stock involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding Buka Ventures contained in this Form 10-Q, you should consider many important factors in determining whether to purchase the shares in our Company. The following risk factors reflect the potential and substantial material risks which could be involved if you decide to purchase shares in this offering.

Risks Associated with Our Business

We have no revenues, lack profitable operations, and have incurred losses which we expect to continue into the future.

We were incorporated in 2007 and have not yet conducted any exploration activities.  We have no revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  We operations are not profitable and our net loss from inception to January 31, 2009 is $52,656.  Based upon current plans, we expect to incur operating losses in future periods in connection with our exploration and evaluation of our mining claim.

We need to raise capital to complete the first phase of our evaluation and for operating expenses.

We estimate that, with funding committed by our management, we have sufficient cash to continue operations for twelve months provided we only carry out the initial exploration activity recommended by our consultant.  We are in the pre-exploration stage. If the results of our initial exploration activities are positive, we intend to initiate further exploration activities.   We will need to raise additional capital to undertake further exploration activities.  No assurance can be given that we are successful in raising additional capital.  You may be investing in a company that will not have the funds necessary to conduct any meaningful exploration activity due to our inability to raise additional capital.  If that occurs we will have to delay or cease our exploration activity which may result in the loss of your investment.

We have no known ore reserves and we cannot guarantee that we will find any gold and/or other valuable mineralization or, if we find gold and/or valuable mineralization, that it may be economically extracted.  If we fail to find any gold and/or other valuable mineralization or if we are unable to find gold and/or valuable mineralization that may be economically extracted, we will have to cease operations.

We have no known ore reserves. Even if we find gold and/or other valuable mineralization we cannot guarantee that any gold and/or other valuable mineralization will be of sufficient quantity so as to warrant recovery.  Additionally, even if we find gold and/or other valuable mineralization in sufficient quantity to warrant recovery, we cannot guarantee that the ore will be recoverable. Finally, even if any gold and/or other valuable mineralization is recoverable, we cannot guarantee that this can be done at a profit. Failure to locate gold deposits in economically recoverable quantities will cause us to cease operations.   Our ability to achieve profitability and positive cash flow in the future is dependent upon:

*	our ability to locate a profitable mineral property;
*	our ability to locate an economic ore reserve; and
*	our ability to profitably extract the mineral and generate revenues

Because we are small company, have limited capital and have only one claim, we will be limited in our exploration costs.

The possibility of development of and production from our mining claim depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified professional engineers and geologists.  We are small company and do not have much capital.  We must limit our exploration activity which may adversely affect our ability to find ore reserves since we do not have the capital that other larger companies may have to find ore.  Further, because of our limited capital we can afford to explore only one mining claim which increases our risk due to lack of diversification.

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our property does not contain any reserves, and any funds spent on exploration will be lost.

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our sole property, the Sigatoka Gold Claim, does not contain any reserves, and any funds spent on exploration will be lost. If we cannot raise further funds as a result, we may have to suspend or cease operations entirely which would result in the loss of your investment.

Even with positive results during exploration, the Sigatoka Gold Claim might never be put into commercial production due to inadequate tonnage, low metal prices or high extraction costs.

We might be successful, during future exploration programs, in identifying a source of minerals of good grade but not in the quantity, the tonnage, required to make commercial production feasible.  If the cost of extracting any minerals that might be found on the Sigatoka Gold Claim is in excess of the selling price of such minerals, we would not be able to develop the claim.  Accordingly even if ore reserves were found on the Sigatoka Gold Claim, without sufficient tonnage we would still not be able to economically extract the minerals from the claim in which case we would have to abandon the Sigatoka Gold Claim and seek another mineral property to develop, or cease operations altogether.

Mineral exploration and development activities are inherently risky. If such an adverse event were to occur it may result in a loss of your investment.

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production.  Most exploration projects do not result in the discovery of commercially mineable deposits of ore.  The Sigatoka Gold Claim, our sole property, does not have a known body of commercial ore. Should our mineral claim be found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labour are other risks involved in extraction operations and the conduct of exploration programs. We do not carry liability insurance with respect to our mineral exploration operations and we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards. There are also physical risks to the exploration personnel working in the rugged terrain of our claim. Previous mining exploration activities may have caused environmental damage to the Sigatoka Gold Claim. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective.

Because our officers and directors do not have technical training or experience in starting and operating an exploration company nor in managing a public company, we will have to hire qualified personnel to fulfill these functions. If we lack funds to retain such personnel, or cannot locate qualified personnel, we may have to suspend or cease exploration activity or cease operations which will result in the loss of your investment.

None of our management team has experience exploring for minerals, starting and operating a mineral exploration company, nor do they have training in these areas.  As a result their decisions and choices may not take into account standard managerial approaches mineral exploration companies commonly use. Consequently our ultimate financial success could suffer irreparable harm due to certain of management's lack of experience.  Additionally, our officers and directors have no direct training or experience in managing and fulfilling the regulatory reporting obligations of a ‘public company’ like Buka Ventures.   We will have to hire professionals to undertake these filing requirements for Buka Ventures and this will increase the overall cost of operations.

Because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic which may result in periodic interruptions or suspensions of exploration.

Our President will be devoting only 15% of his time, approximately 24 hours per month, to our business.  Our Chief Financial Officer and Secretary-Treasurer will be devoting only approximately 10% of his time, or 16 hours per month to our operations. As a consequence of the limited devotion of time to the affairs of the Company expected from management, our business may suffer.  For example,  because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic or may be periodically interrupted or suspended.

Currency conversion control could adversely affect the Company’s operations and profitability.

The Company’s financial statements are reported in U.S. dollars.  We intend to conduct  exploration activity at our mining claim in Fiji.  Accordingly, the Company’s value of its assets and reporting of its operations may be adversely affected by negative changes in the exchange rate of the Fijian against the U.S. dollar or other currencies.

Risks Associated with our Shares.

Our officers and directors own a substantial amount of our common stock and will have substantial influence over our operations.

Our directors and officers currently own 45,500,000 shares of common stock representing 100% of our outstanding shares.  They purchased their shares for $0.001 per share.  Such directors and officers have registered for resale 20,000,000 of their shares.  Assuming that such directors and officers sell their 20,000,000 shares, they will still own 25,500,000 shares of common stock representing 56.04% of our outstanding shares.  As a result, they will have substantial influence over our operations and can effect certain corporate transaction without further shareholder approval.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

There is no market for our shares of common stock.

Our common stock is not listed on any exchange or quotation system, and there is no market for our common stock.   Therefore, the ability of our shareholders to sell their shares of common stock may be limited which may affect the price of our shares of common stock.  We intend to apply for a quotation on the OTCBB whereby:

●	We will have to be sponsored by a participating market maker who will file a Form 211 on our behalf since we will not have direct access to the FINRA personnel; and

●	We will not be quoted on the OTCBB unless we are current in our periodic reports filed with the SEC.

From the date of this Form 10-Q, we estimate that it will take us between twelve to eighteen weeks to be approved for a quotation on the OTCBB.  However, there can be no assurance that our shares will be listed for quotation on the OTCBB.

Even if a market develops for our shares our shares may be thinly traded, with wide share price fluctuations, low share prices and minimal liquidity.

Even if our shares of common stock are quoted on the OTCBB, our share price may be volatile with wide fluctuations in response to several factors, including but not limited to:

●	Potential investors’ anticipated feeling regarding our results of operations;
●	Increased competition and/or variations in mineral prices;
●	Our ability or inability to generate future revenues; and
●	Market perception of the future of the mineral exploration industry.

Further, our share price may be impacted by factors that are unrelated or disproportionate to our operating performance.  Our share price might be affected by general economic, political and market conditions, such as recessions, changes in interest rates or international currency fluctuations.  In addition, even if our stock is approved for quotation by a market maker through the OTCBB, stocks traded over this quotation system are usually thinly traded, highly volatile and not followed by analysts.  These factors, which are not under our control, may have a material effect on our share price.

The number of shares being registered for sale under our recently effective registration statement is significant in relation to our outstanding shares and may depress our share price.

The shares registered by our recently effective registration statement, 20,000,000, if sold in the market all at once or at about the same time, could depress the market price during the period the registration statement remains effective.

 We will need to sell additional shares of common stock for additional capital for our operations that will result in ownership dilution to our existing shareholders.

We need to raise additional capital through the sale of our common stock.  This will result in ownership dilution to our shareholders whereby their percentage ownership interest in the Company is reduced.  The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.

Penny Stock Regulations Affect Our Stock Price, Which May Make It More Difficult For Investors To Sell Their Stock.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price per share of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Our securities are subject to the penny stock rules, and investors may find it more difficult to sell their securities.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities since the fiscal year ended October 31, 2008.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters brought forth to the securities holders to vote upon during this quarter.

ITEM 5.                      OTHER INFORMATION

None

ITEM 6.                      EXHIBITS AND REPORTS ON FORM 8-K

(a)  (3)   Exhibits

The following exhibits are included as part of this report by reference:

3.1	Certificate of Incorporation (incorporated by reference from Buka’s Registration Statement on Form S-1 filed on December 19, 2008 Registration No. 333-156311)

3.2	Articles of Incorporation (incorporated by reference from Buka’s Registration Statement on Form S-1 filed on December 19, 2008, Registration No.333-156311)

3.3	By-laws (incorporated by reference from Buka’s Registration Statement on Form S-1 filed on December 19, 2008, Registration No. 333-156311)

4	Stock Specimen (incorporated by reference from Buka’s Registration Statement on Form S-1 filed on December 19, 2008, Registration No. 333-156311)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Buka’s Registration Statement on Form S-1 filed on December 19, 2008 Registration No. 333-156311)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUKA VENTURES INC.
(Registrant)

Date: March 3, 2009	RITESH CHANDRA SINGH
Chief Executive Officer, President and Director

Date: March 3, 2009	RANJANA BHARAT
Chief Financial Officer, Chief Accounting Officer, Secretary and Director