Form 10-Q
period 2009-07-31
BUKA VENTURES INC.
filed 2009-08-26
CIK 1451433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended July 31, 2009

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

May 10, 2009: 45,500,000 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Buka Ventures Inc. (Pre-exploration stage company) at July 31, 2009 (with comparative figures as at October 31, 2008) and the statement of operations for the three and nine months ended July 31, 2009 and 2008 and from inception  (March 15, 2007) to July 31, 2009, and the statement of cash flow for the nine months ended July 31, 2009 and 2008 and from inception (March 15, 2007) to July 31, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended July 31, 2009 are not necessarily indicative of the results that can be expected for the year ending October 31, 2009.

BUKA VENTURES INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	July 31, 2009	October 31, 2008

ASSETS

CURRENT ASSETS

Cash	$ 7,996	$ 31,375

Total Current Assets	$ 7,996	$ 31,375

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 7,285	$ 5,658
Accounts payable – related parties	3,079	2,764

Total Current Liabilities	10,364	8,422

STOCKHOLDERS’ DEFICIENCY

Common stock
750,000,000 shares authorized, at $0.001 par value;
45,500,000 shares issued and outstanding	45,500	45,500
Capital in excess of par value	15,200	8,000
Deficit accumulated during the pre-exploration stage	(63,068)	(30,547)

Total Stockholders’ (Deficiency) Equity	(2,368)	22,953

	$ 7,996	$ 31,375

The accompanying notes are an integral part of these unaudited financial statements.

BUKA VENTURES INC.
(Pre-exploration Stage Company)
STATEMENTS OF OPERATIONS

For the three and nine months ended July 31, 2009 and 2008 and for the period from March 15, 2007 (date of inception) to July 31, 2009

(Unaudited – Prepared by Management)

	For the three months ended July 31, 2009	For the three months ended July 31, 2008	For the nine months ended July 31,2009	For the nine months ended July 31, 2008	From March 15, 2007 (date ofinception) to July 31, 2009

REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES

Acquisition, staking and geological report	-	-	-	-	13,922
Administrative	4,629	2,418	32,521	7,686	49,146

NET LOSS FROM OPERATIONS	$ (4,629)	$ (2,418)	$ (32,521)	$ (7,686)	$(63,068)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	45,500,000	7,000,000	45,500,000	7,000,000

The accompanying notes are an integral part of these unaudited financial statements.

BUKA VENTURES INC.
(Pre-exploration Stage Company)
STATEMENTS OF CASH FLOWS

For the nine months ended July 31, 2009 and 2008 and for the period from March 15, 2007 (date of inception) to July 31, 2009

(Unaudited – Prepared by Management)

	For the nine months ended July 31, 2009	For the nine months ended July 31, 2008	From March 15, 2007 (date of inception) to July 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (32,521)	$ (7,686)	$ (63,068)

Adjustments to reconcile net loss to net cash provided by operating activities:

Common shares issued for expenses	-	-	5,000
Capital contributions – expenses	7,200	5,600	15,200
Changes in accounts payable	1,627	58	7,285

Net Cash Provided (Used) in Operations	(23,694)	(2,028)	(35,583)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	315	1,848	3,079
Proceeds from issuance of common stock	-	2,000	40,500

	315	3,848	43,579

Net (Decrease) Increase in Cash	(23,379)	1,820	7,996

Cash at Beginning of Period	31,375	-	-

CASH AT END OF PERIOD	$ 7,996	$ 1,820	$ 7,996

The accompanying notes are an integral part of these unaudited financial statements

BUKA VENTURES INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2009

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
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2009

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

On July 31, 2009 the Company had a net operating loss carry forward of $63,068 for income tax purposes.  The tax benefit of approximately $18,900 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire during 2030.

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
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2009

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

The officers-directors have acquired 56% of the common stock issued and have made no interest, demand loans to the Company of $3,079 and have made contributions to capital of $15,200 to the Company in the form of expenses paid for the Company.

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

PLAN OF OPERATIONS

Our financial commitments for the next twelve months consist of primarily related expenses of approximately $23,000 associated with the initiation of a mineral exploration program for a total estimate of expenses of $40,339.  Including mineral exploration program, we will have to incur the following estimated expenses, including amounts owed to third party creditors less cash on hand, over the next twelve months:

Expenses	Amount	Description

Accounting	$ 5,300	Fees to the internal accountant for preparing the quarter and annual working papers for the financial statements to be reviewed and examined by the independent accountants.
Audit	4,000	Review of the quarterly financial statements and examination of the annual financial statements and rendering an opinion thereon.
Legal Fees	3,000	Estimated legal fees assisting us in becoming a quoted company.
Mineral exploration program	23,000	Mineral exploration program.
Edgar filing service fees	2,000	Engagement of Edgar service entity to file reports with the SEC.
Office	1,000	General office supplies.
Transfer agent’s fees	2,000	Annual maintenance fee and preparation of share certificates and other documents periodically required by the Company.
Miscellaneous	750	Miscellaneous expenses
	41,050
Add: Account Payable	7,285	Relates to accounts payable owed to third parties as at July 31, 2009 with no consideration to amounts owed to related parties
	48,335
Deduct: Cash on hand	(7,996)
Estimated expenses	$40,339

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

Results of Operations for the Nine months ended July 31, 2009

For the period from November 1, 2008 to July 31, 2009, we had a net loss of $32,521 and a total net operating loss from March 15, 2007 (date of inception) to July 31, 2009 of $63,068.   This represents a net loss of $0.001 per share for the period based on a weighted average number of shares outstanding of 45,500,000.   Our loss for the nine months ended July 31, 2009 represents various expenses incurred with payment to our independent accountants, payment to an independent consultant for the preparation of our effective registration statement, office expenses and various accrued expenses which have not be paid to date as follows:

Expense	Amount	Description

Accounting and audit	$ 6,010	Preparation of working papers for submission to our independent accountants for examination of the financial statements
Bank charges	192	Bank charges related to our bank account.
Consulting	15,000	Preparation by consultant of our effective registration statement.
Office	432	Office supplies including photocopying, courier and faxing documents.
Filing fees	670	Amount paid to the SEC for filing our registration statement.
Legal	1,500	Legal opinion on tradability of our shares under Exhibit 5 of our registration statement.
Telephone(1)	900	The Company accrues telephone expense of $100 per month.
Management fees (1)	4,500
Commencing on January 1, 2008, the Company began accruing a management fee related to services provided by its President in the amount of $500 per month.  This expense is not paid and is credited to Capital in Excess of Par Value.

Rent (1)	1,800	The Company accrues $200 per month for use of an office at the President’s residence.
Transfer agent	1,517	Fees for obtaining a CUSIP and issuance of shares
Total	$ 32,521

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

Liquidity and Capital Resources

As of July 31, 2009, the Company had cash of $7,996 and current liabilities of $10,364 representing a negative working capital of $2,368.

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

Compensation Plans

As at July 31, 2009 and up to the date of this Form 10-Q, we have no shares of our common stock that are issued under compensation plans approved by our shareholders.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

We were incorporated in 2007 and have not yet conducted any exploration activities.  We have no revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  We operations are not profitable and our net loss from inception to July 31, 2009 is $63,068.  Based upon current plans, we expect to incur operating losses in future periods in connection with our exploration and evaluation of our mining claim.

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

    Our directors and officers currently own 25,500,000 shares of common stock representing 56% of our outstanding shares.  They purchased their shares for $0.001 per share.  The directors and officers registered for resale 20,000,000 of their shares under an effective registration statement.  They have sold the above mentioned registered shares.   Even with this sale of shares, they have substantial influence over our operations and can effect certain corporate transaction without further shareholder approval.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

BUKA VENTURES INC.
(Registrant)

Date: August 24, 2009	RITESH CHANDRA SINGH
Chief Executive Officer, President and Director

Date: August 24, 2009	RANJANA BHARAT
Chief Financial Officer, Chief Accounting Officer, Secretary and Director