Form 10-K
period 2009-10-31
BUKA VENTURES INC.
filed 2010-01-12
CIK 1451433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended October 31, 2009

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from to

Commission File number 333-156311

BUKA VENTURES INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0603540
State or other jurisdiction of incorporation or organization	(I.R.S. Employee Identification. No.)

21 Luke Street, Vatuwaga,
Suva, Fiji
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, and area code 679-331-3255

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   [   ] Yes    [   ]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    [   ]  Yes   [   ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [    ]  Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    [   ] Yes  [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K   [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X]   No   [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

December 31, 2009: 45,500,000 common shares

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933.   The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 1980).

PART 1

ITEM 1. BUSINESS

History and Organization

The following is only a summary of the information, financial statements and the notes included in this Form 10-K.  Unless the context indicates or suggests otherwise, the terms “Buka”, the “Company”, “we,” “our” and “us” means Buka Ventures Inc.

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

Our sole asset is a 100% interest in the Sigatoka Gold claim located in the Republic of Fiji.  We acquired the Sigatoka Gold claim for the sum of $5,000 from an unrelated third party on May 1, 2007.  We own no property other than the Sigatoka Gold claim.   As of the date of this Form 10-K, we have not conducted any exploration work on the Sigatoka Gold claim.  We engaged Thomas Raju, a Geological Consultant, to explore and summarize the exploration potential of the Sigatoka Gold claim and to make recommendations.  Under the study, it was recommended that a mineral exploration program consisting of air photo interpretation, geological mapping, geochemical soil sampling and geophysical surveying be conducted at the Sigatoka Gold claim and to identify targets for diamond drilling if warranted.  The cost for this mineral exploration program is estimated to cost of FJD $37,700 (US$20,285).  We will have to raise funds to pay for the mineral exploration program.

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

Our administrative office is located at 21 Luke Street, Vatuwaqa, Suva, Fiji.  Our telephone number is 679-331-3255.

The shareholders may read and copy any material filed by Buka with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549.   The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which Buka has filed electronically with the SEC by assessing the website using the following address:  http://www.sec.gov.   Buka has no website at this time.

ITEM 1A        RISK FACTORS

An investment in our common stock involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding Buka Ventures contained in this Form 10-K, you should consider many important factors in determining whether to purchase the shares in our Company. The following risk factors reflect the potential and substantial material risks which could be involved if you decide to purchase shares in our Company.

Risks Associated with Our Business

We have no revenues, lack profitable operations, and have incurred losses which we expect to continue into the future.

We were incorporated in 2007 and have not yet conducted any exploration activities.  We have no revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our operations are not profitable and our net loss from inception to October 31, 2009 is $69,672.  Based upon current plans, we expect to incur operating losses in future periods in connection with our exploration and evaluation of our mining claim.

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

From the date of this Form 10-K, we estimate that it will take us between twelve to eighteen weeks to be approved for a quotation on the OTCBB.  However, there can be no assurance that our shares will be listed for quotation on the OTCBB.

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

ITEM 1B                      UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2. PROPERTIES

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

History

Gold was first reported in the area by Fijian and British prospectors over 77 years ago. Mineral lode claims were recorded in 1925 in the surrounding areas.  Numerous showings of mineralization have been discovered in the area and six prospects have achieved significant production, with Mamanuca Gold Mine (32 kilometers away) producing 110,000 ounces of gold annually.   During the 1990' s, several properties north of Sigatoka Gold Claim were drilled by junior mineral exploration companies.  Buka Ventures is preparing to conduct preliminary exploration work on the property.

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

Competitive Factors

The mining industry is highly fragmented. We are competing with many other exploration companies looking for gold. We are among the smallest exploration companies in existence and are an infinitely small participant in the mining business which is the cornerstone of the founding and early stage development of the mining industry. While we generally compete with other exploration companies, there is no competition for the exploration or removal of minerals from our claims. Readily available markets exist for the sale of gold. Therefore, we will likely be able to sell any gold that we are able to recover, in the event commercial quantities are discovered on the Sigatoka Gold Claim.  There is no ore body on the Sigatoka Gold Claim.

Government Regulation

Exploration activities are subject to various national, state, foreign and local laws and regulations in Fiji, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in Fiji.

Environmental Regulation

Our exploration activities are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our exploration activities are conducted in material compliance with applicable laws and regulations. Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could render certain exploration activities uneconomic.

Employees

Initially, we intend to use the services of subcontractors for manual labor exploration work on our claim.  At present, we have no employees as such although each of our officers and directors devotes a portion of their time to the affairs of the Company.  None of our officers and directors has an employment agreement with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employee.

As indicated above we will hire subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of potential subcontractors.  We do not intend to initiate negotiations or hire anyone until we are nearing the time of commencement of our planned exploration activities.

There are no permanent facilities, plants, buildings or equipment on the Sigatoka Gold Claim.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which Buka is a party or to which the Sigatoka Gold Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since Buka’s date of inception.  Management has not set a date for an Annual General Meeting of Stockholders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Since inception, there has been no trading market for Buka’s common stock.  Buka has not paid any dividends on its common stock and it does not anticipate that it will pay dividends in the foreseeable future.  As at October 31, 2009, Buka had 41 shareholders; two of these shareholders are an officers and directors of Buka.

Option Grants and Warrants outstanding since Inception.

No stock options have been granted since Buka’s inception.

There are no outstanding warrants or conversion privileges for Buka’s shares.

ITEM 6.                      SELECTED FINANCIAL INFORMATION

The following summary financial data was derived from our financial statements.   This information is only a summary and does not provide all the information contained in our financial statements and related notes thereto.  You should read the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related noted included elsewhere in this Form 10-K.

Operation Statement Data

	For the year ended October 31, 2009	March 15, 2007 (date of incorporation) to October 31, 2009

Revenue	$ -	$ -
Exploration expenses	-	13,922
General and Administration	39,125	55,750
Net loss	(39,125)	(69,672)

Weighted average shares outstanding (basic)	45,500,000
Weighted average shares outstanding (diluted)	45,500,000
Net loss per share (basic)	$ (0.00)
Net loss per share (diluted)	$ (0.00)

Balance Sheet Data

Cash and cash equivalent	$ 7,482
Total assets	7,482
Total liabilities	14,054
Total Shareholders’ deficiency	(6,572)

Our historical results do not necessary indicate results expected for any future periods.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Form 10-K contains "forward-looking statements" that involve risks and uncertainties. The use of words such as "anticipate", "expect", "intend", "plan", "believe", "seek" and "estimate", and variations of these words and similar expressions to identify such forward-looking statements. Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the "Risk Factors" section and elsewhere in this Form 10-K. These forward-looking statements address, among others, such issues as:

●	the estimated financial information we are furnishing in this Form 10-K;

●	our future projected earning and cash flows;

●	the expansion of our business and its operations over the next few years;

●	the exploration of Sigatoka Gold Claim and its future development; and

●	Our future expectations of development projects.

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

Consequently, these cautionary statements qualify all of the forward-looking statements made in this Form 10-K. We cannot assure you that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they would have the expected effect on us or our business or operations.

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

Our sole asset is a 100% interest in the Sigatoka Gold claim located in the Republic of Fiji.  We acquired the Sigatoka Gold claim for the sum of $5,000 from an unrelated third party on May 1, 2007.  We own no property other than the Sigatoka Gold claim.   As of the date of this Form 10-K, we have not conducted any exploration work on the Sigatoka Gold claim.  We engaged Thomas Raju, a Geological Consultant, to explore and summarize the exploration potential of the Sigatoka Gold claim and to make recommendations.  Under the study, it was recommended that a mineral exploration program consisting of air photo interpretation, geological mapping, geochemical soil sampling and geophysical surveying be conducted at the Sigatoka Gold claim and to identify targets for diamond drilling if warranted.  The cost for this mineral exploration program is estimated to cost of FJD $37,700 (US$20,285).  We will have to raise funds to pay for the mineral exploration program.

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

PLAN OF OPERATIONS

Our financial commitments for the next twelve months consist of primarily related expenses of approximately $23,000 associated with the initiation of a mineral exploration program for a total estimate of expenses of $37,793.  Including mineral exploration program, we will have to incur the following estimated expenses, including amounts owed to third party creditors less cash on hand, over the next twelve months:

Expenses	Amount	Description

Accounting	$ 5,300	Fees to the internal accountant for preparing the quarter and annual working papers for the financial statements to be reviewed and examined by the independent accountants.
Audit	4,000	Review of the quarterly financial statements and examination of the annual financial statements and rendering an opinion thereon.
Mineral exploration program	20,285	Mineral exploration program.
Edgar filing fees	1,000	Filing reports with the SEC.
Office	1,000	General office supplies.
Transfer agent’s fees	2,000	Annual maintenance fee and preparation of share certificates and other documents periodically required by the Company.
Miscellaneous	750	Miscellaneous expenses.
	34,335
Add: Account Payable	10,940	Relates to accounts payable owed to third parties as at October 31, 2009 with no consideration to amounts owed to related parties.
	45,275
Deduct: Cash on hand	(7,482)	As at October 31, 2009
Estimated expenses	$ 37,793

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

Results of Operations for the year ended October 31, 2009

For the period from November 1, 2008 to October 31, 2009, we had a net loss of $39,125 and a total net operating loss from March 15, 2007 (date of inception) to October 31, 2009 of $69,672.   This represents a net loss of $0.001 per share for the period based on a weighted average number of shares outstanding of 45,500,000.   Our loss for the year ended October 31, 2009 represents various expenses incurred with payment to our independent accountants, payment to an independent consultant for the preparation of our effective registration statement, office expenses and various accrued expenses which have not been paid to date as follows:

Expense	Amount	Description

Accounting and audit	$ 10,085	Preparation of working papers for submission to our independent accountants for examination of the financial statements
Bank charges	206	Bank charges related to our bank account.
Consulting	15,000	Preparation by consultant of our effective registration statement.
Filing fees	670	Nevada State filing fees and SEC registration filing fees.
Legal	1,500	Legal opinion on tradability of our shares under Exhibit 5 of our registration statement.
Management fees (1)	6,000
Commencing on January 1, 2008, the Company began accruing a management fee related to services provided by its President in the amount of $500 per month.  This expense is never paid and is credited to Capital in Excess of Par Value.

Office	547	Office supplies including photocopying, courier and faxing documents.
Rent (1)	2,400	The Company accrues $200 per month for use of an office at the President’s residence.
Telephone(1)	1,200	The Company accrues telephone expense of $100 per month.
Transfer agent	1,517	Fees for obtaining a CUSIP and issuance of shares.
Total	$ 39,125

(1)  The Company does not pay its officers and directors any management fees for their monthly services contributed to the affairs of the Company, but effective January 1, 2008 accrued $500 per month in recognition of management fees.  In addition, the Company uses the residence of its President for its office at an accrued rent expense of $200 per month.  Finally the Company accrues $100 per month for telephone service.  Although the Company does not pay for management fees, rent and telephone services, it has, for accounting purposes, recognized these amounts as an expense with an offsetting credit of the same amount to Capital in Excess of Par Value on the Company’s balance sheet.  The amounts, so accrued, will never be paid, in now or in the future, in either cash or shares.

Liquidity and Capital Resources

As of October 31, 2009, the Company had cash of $7,482 and current liabilities of $14,054 representing a negative working capital of $6,572.

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

Corporate Organization and History Within Last Five years

The Company was incorporated under the laws of the State of Nevada on March 15, 2007 under the name Buka Ventures Inc.  The Company does not have any subsidiaries, affiliated companies or joint venture partners.   We have not been involved in any bankruptcy, receivership or similar proceedings since inception nor have we been party to a reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business other than the Sigatoka Gold Claim.    We have a specific business plan to complete Phase I of our exploration program during the summer of 2010.

We have relied upon advances from our directors to assist in financing the Company’s operations since inception.  As of the October 31, 2009 our directors had advanced an aggregate total of $3,114 to the Company.

Since our inception we have incurred the following expenses:

Accounting and audit	$ 15,685	Accounting and audit fees since inception.
Bank charges	410
Consulting	15,000	Preparation of Form S-1 by legal counsel.
Exploration expenses	13,922	Property purchase, mining license and other expenses.
Filing fees	1,345	Filing with State of Nevada for annual report.
Incorporation costs	800	Cost of incorporation in State of Nevada.
Legal	1,500	Legal opinion under Exhibit 5 to Form S-1.
Management fees	11,000	Monthly accrual of management fees as noted above.
Office	843	Photocopying, delivery and fax.
Rent	4,400	Accrued rental as noted above.
Telephone	2,200	Accrued telephone as noted above.
Transfer agent fees	2,567	Annual transfer agent fees and certificate issuance.

Total	$ 69,672

Our Business

We intend to undertake exploration work on the Sigatoka Gold Claim when we have sufficient money to do so.

We are presently in the pre-exploration stage and there is no assurance that mineralized material with any commercial value exits on our property.

We do not have any ore body and have not generated any revenues from our operations.

To become profitable and competitive, we must invest into the exploration of our property before we start production of any minerals we may find. We must obtain equity or debt financing to provide the capital required to fully implement our phased exploration program.  We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we will be unable to commence, continue, develop or expand our exploration activities. Even if available, equity financing could result in additional dilution to existing shareholders.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the Sigatoka Gold Claim.  Our only other source for cash at this time is investments by others in the Company.  We must raise cash to implement our planned exploration program and stay in business.

To meet our need for cash we must raise additional capital.  We will attempt to raise additional money through a private placement, public offering or through loans.  We have discussed this matter with our officers and directors.  At the present time, we have not made any arrangements to raise additional cash.  We require additional cash to continue operations.  Such operations could take many years of exploration and would require expenditure of very substantial amounts of money, money we do not presently have and may never be able to raise.   If we cannot raise it we will have to abandon our planned exploration activities and go out of business.

Our future financial success will be dependent on the success of the exploration work on the Sigatoka Gold Claim.   Such exploration may take years to complete and future cash flows, if any, are impossible to predict at this time.   The realization value from any mineralization which may be discovered by us is largely dependent on factors beyond our control such as the market value of metals produced, mining regulations in the Republic of Fiji and foreign exchange rates.

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a body of ore and we have determined it is economical to extract the ore from the land.

We may attempt to interest other companies to undertake exploration work on the Sigatoka Gold Claim through joint venture arrangement or even the sale of part of the Sigatoka Gold Claim.  Neither of these avenues has been pursued as of the date of this Form 10-K.

We do not intend to hire any employees at this time. All of the work on the Sigatoka Gold Claim will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, exploration, and excavation.  We may engage a geologist to assist in evaluating the information derived from the exploration and excavation including advising us on the economic feasibility of removing any mineralized material we may discover.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or  uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described in this section or in ‘Risk Factors’.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our shareholders.

Short and long-term Trend Liabilities

We are unaware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our business either in the long-term or long-term liquidity which have not been disclosed under “Risk Factors”.

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

Compensation Plans

As at October 31, 2009 and up to the date of this Form 10-K, we have no shares of our common stock that are issued under compensation plans approved by our shareholders.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements attached to this Form 10-K for the year ended October 31, 2009 have been examined by our independent accountants, Madsen & Associates CPA’s Inc. and attached hereto.

ITEM 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended October 31, 2009, to the best of our knowledge, there have been no disagreements with Madsen & Associates CPA’s Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates CPA’s Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 9A                      CONTROLS AND PROCEDURES

Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley (“SOX”) Section 404 A which accomplishes the following:

Internal controls are mechanisms to ensure objectives are achieved and are under the supervision of the Company’s Chief Executive Officer, being Ritesh Chandra Singh, and Chief Financial Officer, being Ranjana Bharat. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

These control procedures provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control is "everything that helps one achieve one's goals - or better still, to deal with the risks that stop one from achieving one's goals."

Internal controls are mechanisms that are there to help the Company manage risks to success.

Internal controls is about getting things done (performance) but also about ensuring that they are done properly (integrity) and that this can be demonstrated and reviewed (transparency and accountability).

In other words, control activities are the policies and procedures that help ensure the Company’s management directives are carried out. They help ensure that necessary actions are taken to address risks to achievement of the Company’s objectives. Control activities occur throughout the Company, at all levels and in all functions. They include a range of activities as diverse as approvals, authorizations, verifications, reconciliations, reviews of operating performance, security of assets and segregation of duties.

As of October 31, 2009, Ritesh Singh and Ranjana Bharat assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  They concluded, during the year ended October 31, 2009, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In the light of management’s review of internal control procedures as they relate to COSO and the SEC the following were identified:

●              The Company’s Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee and the Board of Directors has not identified an “expert”, one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

●              The Company has limited segregation of duties which is not consistent with good internal control procedures.

●              The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future.  This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control.

●              There are no effective controls instituted over financial disclosure and the reporting processes.

Ritesh Singh and Ranjana Bharat feel the weaknesses identified above, being the latter three, have not had any affect on the financial results of the Company. They will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Committee to advise other members as to correct accounting and reporting procedures.

The Company will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.   By appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee.   With the addition of other Board Members and staff the segregation of duties issue will be address and will no longer be a concern to management.  By having a written policy manual outlining the duties of each of the officers and staff of the Company will facilitate better internal control procedures.

Ritesh Singh and Ranjana Bharat will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 9A (T) – CONTROLS AND PROCEDURES

There were no changes in the Company’s internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

ITEM 9B                      OTHER INFORMATION

There is no other information to be reported under this Item.

PART 111

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our directors and executive officers, the principal offices and positions with us held by each person and the date such person became our director or executive officer.  Our executive officers are appointed by our Board of Directors. Our directors serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors.

Name	Age	Became a Director	Position

Ritesh Chandra Singh	32	2007	Chief Executive Officer, President and Director

Ranjana Bharat	34	2007	Chief Financial Officer, Secretary and Director

Ritesh Chandra Singhy has served as Chief Executive Officer, President and Director since the Company’s inception.  Since 2002, Ms. Singhy has served as Legal Executive of Sherani & Company, Barristers Notaries Public, Suva, Fiji.

Ranjana Bharat has served as Chief Financial Officer and Director since the Company’s inception.  Since 1998, Mr. Bharat has served as an Accounts Executive of Sherani & Company, Barristers Notaries Public, Suva, Fiji.  Mr. Bharat has a Bachelor of Arts from the University of South Pacific in 1995.

We have an audit committee, but do not have a compensation committee due to our size.

Audit Committee

We have an audit committee whose members consist of Ritesh Chandra Singh, our Chief Executive Officer and Ranjana Bharat our Chief Financial Officer neither of whom are independent.  Further, neither Ms. Singh nor Mr. Bharat can be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-K.  Given our size and limited financial ability, we do not anticipate in seeking an audit committee financial expert in the near future.

The Charter of the Audit Committee of the Board of Directors sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to oversee and monitor our accounting and reporting processes and the audits of our financial statements

Since inception on March 15, 2007, our Board has conducted its business entirely by consent resolutions.

Significant Employees

Buka has no paid employees as such.  Our Officers and Directors fulfill many functions that would otherwise require Buka to hire employees or outside consultants.  We anticipate engaging the services of workers to assist in the exploration of the Sigatoka Gold Claim.  We expect to engage a field worker(s) during the summer of 2010 to assist in conduct the Phase I exploration work to undertaken on the Sigatoka Gold Claim.  Any field workers we engage will not be considered employees either on a full time or part time basis.  This is because our exploration programs will not last more than a few weeks and once completed these individuals will no longer be required to fulfill such functions.

Family Relationships

Our President and our Chief Financial Officer and Secretary Treasurer are unrelated.

Involvement in Certain Legal Proceedings

To the knowledge of Buka, during the past five years, none of our directors or executive officers:

(1)
has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which she was a general partner at or within two years before the time of such filings;

(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining her from or otherwise limiting, the following activities:

(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)  engaging in any type of business practice; or

(iii) engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4)
was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5)
was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

(6)
was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

ITEM 11.                      EXECUTIVE COMPENSATION

General Philosophy

The Company’s Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive Compensation

In light of our limited capital, the executive officers receive no cash compensation for serving the Company.  Since inception, the Company has accrued $500 per month for management fees related to services provide by the officers to the Company.  This accrual is established for accounting purposes only and will never be paid in either cash or shares either now or in the future.  The management fee expense is offset against a credit to “Capital in Excess of Par Value.”

Compensation Summary

The following table summarizes all compensation earned by or paid to our Chief Executive Officer (Principal Executive Officer) and other executive officers, during the past three fiscal years ended October 31, 2009, 2008 and 2007.

SUMMARY COMPENSATION TABLE

Name and principal Position	Year	Salary	Option Award	All other Compensation	Total

Ritesh Chandra Singh Chief Executive Officer	2007 2008 2009	0 0 0	0 0 0	0 0 0	0 0 0

Ranjana Bharat Chief Financial Officer	2007 2008 2009	0 0 0	0 0 0	0 0 0	0 0 0

Employment Agreements

No officer or director has an employment agreement with the Company.

Stock Options

The Company has no stock options outstanding.

Compensation of Directors

Currently, our directors receive no compensation for serving as such.  We may reconsider this policy if and when we appoint or elect other individuals as directors.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as at November 30, 2009, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of her shares and possesses sole voting and dispositive power with respect to the shares.

Name	Common Shares Owned	Percentage

Ritesh Chandra Singh 21 Luke Street, Vatuwaga, Suva, Fiji	17,000,000	37.4

Ranjana Bharat 20 Howell Road, Samabula, Suva, Fiji	8,500,000	18.7

Directors and Officers as a group	25,500,000	56.1

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

(2)
Under Rule 13-d of the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons.  None of our officers or directors has options, warrants, rights or conversion privileges outstanding.

All the shares noted above as being held by our officers and directors are restricted under Rule 144 and cannot be transfer, sold or traded unless the shares adhere to the requirements of Rule 144.

Related Party Transactions

We have not entered into any transaction involving our officers or directors or any entity controlled by them.

Director Independence

Neither of our directors are independent within the meaning of Section 4200(a) 15 of the NASDAQ Stock Market Rules.

Our authorized capital consists of 750,000,000 shares of common stock, par value $0.001 per share, of which 45,500,000 shares are issued and outstanding.

The holders of our common stock are entitled to receive dividends as may be declared by our Board of Directors; are entitled to share ratably in all of our assets available for distribution upon winding up of the affairs our Company; and are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of the shareholders.

The shareholders are not entitled to preference as to dividends or interest; preemptive rights to purchase in new issues of shares; preference upon liquidation; or any other special rights or preferences.

Dividend Policy

As of the date of this Form 10-K we have not paid any cash dividends to stockholders.  The declaration of any future cash dividends, if any, will be at the discretion of the Board of Directors and will depend on our earnings, if any, capital requirements and financial position, general economic conditions and other pertinent conditions.  It is our present intention not to pay any cash dividends in the near future.

Transfer Agent

Our transfer agent is Empire Stock Transfer, 1859 Whitney Mesa Drive, Henderson, Nevada, 89014.

Employment Agreements with Executive Officers and Directors

There are no employment agreements with any officers or directors.

Stock Option Plan

We have never established any form of stock option plan for the benefit of our directors, officers or future employees.  We do not have a long-term incentive plan nor do we have a defined benefit, pension plan, profit sharing or other retirement plan.

Bonuses and Deferred Compensation

None

Compensation Pursuant to Plans

None

Pension Table

None

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from Buka, with respect to any person named in Summary of Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with Buka, or any change in control of Buka, or a change in the person’s responsibilities following a change in control of Buka.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of Buka, or any currently proposed transactions, or series of similar transactions, to which Buka was or is to be a party, in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by Buka to own of record or beneficially more than 5% of any class of Buka’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since inception of Buka, or any currently proposed transactions, or series of similar transactions, to which Buka was or is to be a part, in which the amount involved exceeded $120,000 and in which any director or executive officer, or any security holder who is known to Buka to own of record or beneficially more than 5% of the common shares of Buka’s capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Conflicts of Interest

None of our officers and directors is a director or officer of any other company involved in the mining industry.  However there can be no assurance such involvement in other companies in the mining industry will not occur in the future.  Such potential future involvement could create a conflict of interest.

To ensure that potential conflicts of interest are avoided or declared and that the Company conducts business in accordance with laws, the Board of Directors adopted on May 21, 2007, a Code of Business Conduct and Ethics.  Buka Ventures’ Code of Business Conduct and Ethics embodies our commitment to such ethical principles and sets forth the ethical behavior of Buka’s  officers to its shareholders, employees, customers, lenders and others.

Transactions with Promoters

Buka does not have promoters and has no transactions with any promoters.

ITEM 14                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent registered accountants for the period ended October 31, 2009 for professional services for the review of the quarterly financial statements as at January 31, April 30 and July 31, annual financial statements as of October 31, and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:  $500 for each of the quarters ended January 31, April 30 and July and $2,500 for the audit of October 31 for a total for the two years of $8,000.

(2)           Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Buka’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)           Tax Fees

The aggregate fees billed in October 31, 2009 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4)           All Other Fees

During the period from inceptions to October 31, 2009 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

(5)           Audit Committee’s Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with Buka to make any pre-approval policies meaningful.  Once Buka has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

(6)           Audit Hours Incurred

The principal accountants did not spend greater than 50 percent of the hours spent on the accounting by Buka’s internal accountant.

ITEM 15                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Financial Statement Schedules.

The following financial statements are included in this report:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUKA VENTURES INC.
(Registrant)

By:   RITESH CHANDRA SINGH
Ritesh Chandra Singh
Chief Executive Officer,
President and Director

Date: January 11, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

By:   RITESH CHANDRA SINGH
Ritesh Chandra Singh
Chief Executive Officer,
President and Director

Date:  January 11, 2010

By: RANJANA BHARAT
Ranjana Bharat
Chief Accounting Officer,
Chief Financial Officer and Director

Date:  January 11, 2010

MADSEN & ASSOCIATES CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants	Murray, Utah, 84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors
BUKA VENTURES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Buka Ventures Inc. (pre-exploration stage company) at October 31, 2009 and 2008, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended October 31, 2009 and 2008 and for period from March 15, 2007 (date of inception) to October 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness for the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buka Ventures Inc. at October 31, 2009 and 2008, and the results of operations and cash flows for years ended October 31, 2009 and 2008 and for the period from March 15, 2007 (date of inception) to October 31, 2009, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activities and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Murray, Utah                                                                           MADSEN & ASSOCIATES, CPA’s INC.
December 15, 2009

BUKA VENTURES INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

	October 31, 2009	October 31, 2008

ASSETS

CURRENT ASSETS

Cash	$ 7,482	$ 31,375

Total Current Assets	$ 7,482	$ 31,375

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 10,940	$ 5,658
Accounts payable – related parties	3,114	2,764

Total Current Liabilities	14,054	8,422

STOCKHOLDERS’ DEFICIENCY

Common stock
750,000,000 shares authorized, at $0.001 par value;
45,500,000 shares issued and outstanding	45,500	45,500
Capital in excess of par value	17,600	8,000
Deficit accumulated during the pre-exploration stage	(69,672)	(30,547)

Total Stockholders’ (Deficiency) Equity	(6,572)	22,953

	$ 7,482	$ 31,375

The accompanying notes are an integral part of these financial statements.

BUKA VENTURES INC.
(Pre-exploration Stage Company)
STATEMENTS OF OPERATIONS

For the years ended October 31, 2009 and 2008 and for the period from March 15, 2007 (date of inception) to October 31, 2009

	For the year ended October 31, 2009	For the year ended October 31, 2008	From March 15, 2007 (date of inception) to October 31, 2009

REVENUE	$ -	$ -	$ -

EXPENSES

Acquisition, staking and geological report	-	8,922	13,922
Administrative	39,125	14,250	55,750

NET LOSS FROM OPERATIONS	$ (39,125)	$ (23,172)	$(69,672)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	45,500,000	45,500,000

The accompanying notes are an integral part of these financial statements.

BUKA VENTURES INC.
 (Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period March 15, 2007 (date of inception) to October 31, 2009

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance March 15, 2007	-	$ -	$ -	$ -

Issuance of common shares for reimbursement of expenses at $.001 – October 31, 2007	5,000,000	5,000	-	-

Net operating loss for the period March 15, 2007 ( date of inception) to October 31, 2007	-	-	-	(7,375)

Balance as at October 31, 2007	5,000,000	5,000	-	(7,375)

Issuance of common shares for cash at $.001 - October 31, 2008	40,500,000	40,500	-	-

Capital contributions – expenses	-	-	8,000	-

Net operating loss for the year ended October 31, 2008	-	-	-	(23,172)

Balance as at October 31, 2008	45,500,000	45,500	8,000	(30,547)

Capital contributions – expenses	-	-
			9,600
Net operating loss for the year ended October 31, 2009	-	-	-	(39,125)

Balance as at October 31, 2009	45,500,000	$ 45,500	$ 17,600	$ (69,672)

The accompanying notes are an integral part of these financial statements

BUKA VENTURES INC.
(Pre-exploration Stage Company)
STATEMENTS OF CASH FLOWS

For the years ended October 31, 2009 and 2008 and for the period from March 15, 2007 (date of inception) to October 31, 2009

	For the year ended Oct. 31, 2009	For the year ended Oct. 31, 2008	From March 15, 2007 (date of inception) to Oct. 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (39,125)	$ (23,172)	$ (69,672)

Adjustments to reconcile net loss to net cash provided by operating activities:

Common shares issued for expenses	-	-	5,000
Capital contributions – expenses	9,600	8,000	17,600
Changes in accounts payable	5,282	4,133	10,940

Net Cash Provided (Used) in Operations	(24,243)	(11,039)	(36,132)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	350	1,914	3,114
Proceeds from issuance of common stock	-	40,500	40,500

	350	42,414	43,614

Net (Decrease) Increase in Cash	(23,893)	31,375	7,482

Cash at Beginning of Period	31,375	-	-

CASH AT END OF PERIOD	$ 7,482	$ 31,375	$ 7,482

The accompanying notes are an integral part of these financial statements

BUKA VENTURES INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2009

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
October 31, 2009

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

On October 31, 2009 the Company had a net operating loss carry forward of $69,672 for income tax purposes.  The tax benefit of approximately $20,900 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire during 2029.

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
October 31, 2009

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

The officers-directors have acquired 56% of the common stock issued and have made no interest, demand loans to the Company of $3,114 and have made contributions to capital of $17,600 to the Company in the form of expenses paid for the Company.

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