Form 10-Q
period 2010-07-31
BUKA VENTURES INC.
filed 2010-09-13
CIK 1451433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended July 31, 2010

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

September 10, 2010: 45,500,000 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Buka Ventures Inc. (Pre-exploration stage company) at July 31, 2010 (with comparative figures as at October 31, 2009) and the statement of operations for the three and nine months ended July 31, 2010 and 2009 and from inception  (March 15, 2007) to July 31, 2010, and the statement of cash flow for the nine months ended July 31, 2010 and 2009 and from inception (March 15, 2007) to July 31, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine months ended July 31, 2010 are not necessarily indicative of the results that can be expected for the year ending October 31, 2010.

BUKA VENTURES INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	July 31, 2010	October 31, 2009

ASSETS

CURRENT ASSETS

Cash	$ 2,675	$ 7,482

Total Current Assets	$ 2,675	$ 7,482

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 12,820	$ 10,940
Accounts payable – related parties	3,263	3,114

Total Current Liabilities	16,083	14,054

STOCKHOLDERS’ DEFICIENCY

Common stock
750,000,000 shares authorized, at $0.001 par value;
45,500,000 shares issued and outstanding	45,500	45,500
Capital in excess of par value	24,800	17,600
Deficit accumulated during the pre-exploration stage	(83,708)	(69,672)

Total Stockholders’ (Deficiency) Equity	(13,408)	(6,572)

	$ 2,675	$ 7,482

The accompanying notes are an integral part of these unaudited financial statements.

BUKA VENTURES INC.
(Pre-exploration Stage Company)
STATEMENTS OF OPERATIONS

For the three and nine months ended July 31, 2010 and 2009 and for the period from March 15, 2007 (date of inception) to July 31, 2010

(Unaudited – Prepared by Management)

	For the three months ended July 31, 2010	For the three months ended July 31, 2009	For the nine months ended July 31, 2010	For the nine months ended July 31, 2009	From March 15, 2007 (date of inception) to July 31, 2010

REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES

Acquisition, staking and geological report	-	-	-	-	13,922
Administrative	4,418	4,629	14,036	32,521	69,786

NET LOSS FROM OPERATIONS	$ (4,418)	$ (4,629)	$ (14,036)	$ (32,521)	$ (83,708)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	45,500,000	45,500,000	45,500,000	45,500,000

The accompanying notes are an integral part of these unaudited financial statements.

BUKA VENTURES INC.
(Pre-exploration Stage Company)
STATEMENTS OF CASH FLOWS

For the nine months ended July 31, 2010 and 2009 and for the period from March 15, 2007 (date of inception) to July 31, 2010

(Unaudited – Prepared by Management)

	For the nine months ended July 31, 2010	For the nine months ended July 31, 2009	From March 15, 2007 (date of inception) to July 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (14,036)	$ (32,521)	$ (83,708)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	1,880	1,627	12,820

Net Cash Provided (Used) in Operations	(12,156)	(30,894)	(70,888)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Common shares issued for expenses	-	-	5,000
Capital contributions – expenses	7,200	7,200	24,800
Proceeds from loan from related party	149	315	3,263
Proceeds from issuance of common stock	-	-	40,500

	7,349	7,515	73,563

Net (Decrease) Increase in Cash	(4,807)	(23,379)	2,675

Cash at Beginning of Period	7,482	31,375	-

CASH AT END OF PERIOD	$ 2,675	$ 7,996	$ 2,675

The accompanying notes are an integral part of these unaudited financial statements

BUKA VENTURES INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2010

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
July 31, 2010

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

On July 31, 2010 the Company had a net operating loss carry forward of $83,708 for income tax purposes.  The tax benefit of approximately $25,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire during 2031.

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
July 31, 2010

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

       Reclassification

       Certain of the prior period's figures have been reclassified to conform with the current period's accounting presentation.

BUKA VENTURES INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2010

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

The officers-directors have acquired 56% of the common stock issued and have made no interest, demand loans to the Company of $3,263 and have made contributions to capital of $24,800 to the Company in the form of expenses paid for the Company.

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

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans from Ritesxh Chandra Singh and Ranjana Bharat, and equity funding, which will enable the Company to operate for the coming year.

7.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date up to September 13, 2010 and has found no material subsequent events to report.

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

PLAN OF OPERATIONS

Our financial commitments for the next twelve months consist of primarily related expenses of approximately $23,000 associated with the initiation of a mineral exploration program for a total estimate of expenses of $47,725.  Including mineral exploration program, we will have to incur the following estimated expenses, including amounts owed to third party creditors less cash on hand, over the next twelve months:

Expenses	Amount	Description

Accounting	$ 5,330	Fees to the internal accountant for preparing the quarter and annual working papers for the financial statements to be reviewed and examined by the independent accountants.
Audit	4,500	Review of the quarterly financial statements and examination of the annual financial statements and rendering an opinion thereon.
Mineral exploration program	23,000	Mineral exploration program.
Edgar filing service fees	1,000	Engagement of Edgar service entity to file reports with the SEC.
Office	1,000	General office supplies.
Transfer agent’s fees	2,000	Annual maintenance fee and preparation of share certificates and other documents periodically required by the Company.
Miscellaneous	750	Miscellaneous expenses
	37,580
Add: Account Payable	12,820	Relates to accounts payable owed to third parties as at July 31, 2010 with no consideration to amounts owed to related parties
	50,400
Deduct: Cash on hand	(2,675)
Estimated expenses	$47,725

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

Results of Operations for the nine months ended July 31, 2010

For the period from March 15, 2007 (date of inception) to July 31, 2010, we had a net loss of $83,708.   This represents a net loss of $0.001 per share for the period based on a weighted average number of shares outstanding of 45,500,000.   Our loss for the nine months ended July 31, 2010 represents various expenses incurred with payment to our independent accountants, accrued management, rent and telephone expense, office expenses and various accrued expenses which have not be paid to date as follows:

Expense	Amount	Description

Accounting and audit	$ 5,480	Preparation of working papers for submission to our independent accountants for review of the financial statements
Bank charges	57	Bank charges related to our bank account.
Office	149	Courier charges.
Telephone(1)	900	The Company accrues telephone expense of $100 per month.
Management fees (1)	4,500
Commencing on January 1, 2008, the Company began accruing a management fee related to services provided by its President in the amount of $500 per month.  This expense is not paid and is credited to Capital in Excess of Par Value.

Rent (1)	1,800	The Company accrues $200 per month for use of an office at the President’s residence.
Transfer agent	1,150	Annual fee to act as transfer agent
Total	$ 14,036

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

Liquidity and Capital Resources

As of July 31, 2010, the Company had cash of $2,675 and current liabilities of $16,083 representing a negative working capital of $13,408.

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

Compensation Plans

As at July 31, 2010 and up to the date of this Form 10-Q, we have no shares of our common stock that are issued under compensation plans approved by our shareholders.

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

ITEM 4.                      CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of July 31, 2010 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

As of July 31, 2010, the management of Buka assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2010 fairly present our financial condition, results of operations and cash flows in all material respects

Material Weaknesses

The Directors have assessed the effectiveness of Buka’s internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of July 31, 2010, our audit committee did not have an independent “expert” on it who could advise our Board as to financial matters.   In addition, there was no policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.

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

ITEM 4T                      CONTROLS AND PROCEDURES

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We were incorporated in 2007 and have not yet conducted any exploration activities.  We have no revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our operations are not profitable and our net loss from inception to July 31, 2010 is $83,708.  Based upon current plans, we expect to incur operating losses in future periods in connection with our exploration and evaluation of our mining claim.

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

BUKA VENTURES INC.
(Registrant)

Date: September 13, 2010	RITESH CHANDRA SINGH
Chief Executive Officer, President and Director

Date: September 13, 2010	RANJANA BHARAT
Chief Financial Officer, Chief Accounting Officer, Secretary and Director