Form 10-K
period 2010-10-31
BUKA VENTURES INC.
filed 2011-03-08
CIK 1451433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended October 31, 2010

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

Issuer’s telephone number 679-331-3255

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

January 31, 2011: 45,500,000 common shares

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

We were incorporated in 2007 and have not yet conducted any exploration activities.  We have no revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our operations are not profitable and our net loss from inception to October 31, 2010 is $83,919.  Based upon current plans, we expect to incur operating losses in future periods in connection with our exploration and evaluation of our mining claim.

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

Because we are a small company, have limited capital and have only one claim, we will be limited in our exploration costs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Since inception, there has been no trading market for Buka’s common stock.  Buka has not paid any dividends on its common stock and it does not anticipate that it will pay dividends in the foreseeable future.  As at October 31, 2010, Buka had 41 shareholders; two of these shareholders are an officers and directors of Buka.

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

Operation Statement Data

	For the year ended October 31, 2010	March 15, 2007 (date of inception) to October 31, 2010

Revenue	$ -	$ -
Exploration expenses	-	13,922
General and Administrative	14,247	69,997
Net loss	(14,247)	(83,919)

Weighted average shares outstanding (basic)	45,500,000
Weighted average shares outstanding (diluted)	45,500,000
Net loss per share (basic)	$ (0.00)
Net loss per share (diluted)	$ (0.00)

Balance Sheet Data

Cash	$ 4,377
Total assets	4,377
Total liabilities	17,996
Total Shareholders’ deficiency	(13,619)

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

PLAN OF OPERATIONS

Our financial commitments for the next twelve months consist of primarily related expenses of approximately $23,000 associated with the initiation of a mineral exploration program for a total estimate of expenses of $44,001.  Including mineral exploration program, we will have to incur the following estimated expenses, including amounts owed to third party creditors less cash on hand, over the next twelve months:

Expenses	Amount	Description

Accounting	$ 5,300	Fees to the internal accountant for preparing the quarter and annual working papers for the financial statements to be reviewed and examined by the independent accountants.
Audit	5,700	Review of the quarterly financial statements and examination of the annual financial statements and rendering an opinion thereon.
Mineral exploration program	20,285	Mineral exploration program.
Edgar filing fees	1,000	Filing reports with the SEC.
Office	1,000	General office supplies.
Transfer agent’s fees	2,000	Annual maintenance fee and preparation of share certificates and other documents periodically required by the Company.
Miscellaneous	750	Miscellaneous expenses.
	36,035
Add: Account Payable	12,343	Relates to accounts payable owed to third parties as at October 31, 2010 with no consideration to amounts owed to related parties.
	48,378
Deduct: Cash on hand	(4,377)	As at October 31, 2010
Estimated expenses	$ 44,001

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

Results of Operations for the year ended October 31, 2010

For the period from November 1, 2009 to October 31, 2010, we had a net loss of $14,247 and a total net loss from March 15, 2007 (date of inception) to October 31, 2010 of $83,919.  Our loss for the year ended October 31, 2010 represents various expenses incurred with payment to our independent accountants, payment to an independent consultant for the preparation of our effective registration statement, office expenses and various accrued expenses which have not been paid to date as follows:

Expense	Amount	Description

Accounting and audit	$ 5,480	Preparation of working papers for submission to our independent accountants for examination of the financial statements
Bank charges	105	Bank charges related to our bank account.
Management fees (1)	4,500
Commencing on January 1, 2008, the Company began accruing a management fee related to services provided by its President in the amount of $500 per month.  This expense is never paid and is credited to Capital in Excess of Par Value.  This expense was discontinued on August 1, 2010.

Office	312	Office supplies including photocopying, courier and faxing documents.
Rent (1)	1,800	The Company accrues $200 per month for use of an office at the President’s residence. This expense was discontinued on August 1, 2010.
Telephone(1)	900	The Company accrues telephone expense of $100 per month. This expense was discontinued on August 1, 2010.
Transfer agent	1,150	Fees for obtaining a CUSIP and issuance of shares.
Total	$ 14,247

(1)  The Company does not pay its officers and directors any management fees for their monthly services contributed to the affairs of the Company, but effective January 1, 2008  until July 31, 2010 accrued $500 per month in recognition of management fees.  In addition, the Company uses the residence of its President for its office at an accrued rent expense of $200 per month.  Finally the Company accrues $100 per month for telephone service.  Although the Company does not pay for management fees, rent and telephone services, it has, for accounting purposes, recognized these amounts as an expense with an offsetting credit of the same amount to Capital in Excess of Par Value on the Company’s balance sheet.  The amounts, so accrued, will never be paid, in now or in the future, in either cash or shares.  This accrual of management fees, rent and telephone was discontinued on August 1, 2010.

Liquidity and Capital Resources

As of October 31, 2010, the Company had cash of $4,377 and current liabilities of $17,996 representing a negative working capital of $13,619.

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

Exploration Properties. Mineral property acquisition costs are initially capitalized when incurred. These costs are then assessed for impairment when factors are present to indicate the carrying costs may not be recoverable. Mineral exploration costs are expensed when incurred.

Corporate Organization and History Within Last Five years

The Company was incorporated under the laws of the State of Nevada on March 15, 2007 under the name Buka Ventures Inc.  The Company does not have any subsidiaries, affiliated companies or joint venture partners.   We have not been involved in any bankruptcy, receivership or similar proceedings since inception nor have we been party to a reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business other than the Sigatoka Gold Claim.    We have a specific business plan to complete Phase I of our exploration program during the summer of 2011.

We have relied upon advances from our directors to assist in financing the Company’s operations since inception.  As of the October 31, 2010 our directors had advanced an aggregate total of $5,653 to the Company.

Since our inception we have incurred the following expenses:

Accounting and audit	$ 21,165	Accounting and audit fees since inception.
Bank charges	514
Consulting	15,000	Preparation of Form S-1 by legal counsel.
Exploration expenses	13,922	Property purchase, mining license and other expenses.
Filing fees	1,345	Filing with State of Nevada for annual report.
Incorporation costs	800	Cost of incorporation in State of Nevada.
Legal	1,500	Legal opinion under Exhibit 5 to Form S-1.
Management fees	15,500	Monthly accrual of management fees as noted above.
Office	1,156	Photocopying, delivery and fax.
Rent	6,200	Accrued rental as noted above.
Telephone	3,100	Accrued telephone as noted above.
Transfer agent fees	3,717	Annual transfer agent fees and certificate issuance.

Total	$ 83,919

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

Compensation Plans

As at October 31, 2010 and up to the date of this Form 10-K, we have no shares of our common stock that are issued under compensation plans approved by our shareholders.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements attached to this Form 10-K for the year ended October 31, 2010 have been examined by our independent accountants, Madsen & Associates CPA’s Inc. and attached hereto.

ITEM 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended October 31, 2010, to the best of our knowledge, there have been no disagreements with Madsen & Associates CPA’s Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates CPA’s Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

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

As of October 31, 2010, Ritesh Singh and Ranjana Bharat assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  They concluded, during the year ended October 31, 2010, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

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

The Company will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.   By appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee.   With the addition of other Board Members and staff the segregation of duties issue will be addressed and will no longer be a concern to management.  Having a written policy manual outlining the duties of each of the officers and staff of the Company will facilitate better internal control procedures.

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

Name	Age	Became a Director	Position

Ritesh Chandra Singh	33	2007	Chief Executive Officer, President and Director

Ranjana Bharat	35	2007	Chief Financial Officer, Secretary and Director

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

Significant Employees

Buka has no paid employees as such.  Our Officers and Directors fulfill many functions that would otherwise require Buka to hire employees or outside consultants.  We anticipate engaging the services of workers to assist in the exploration of the Sigatoka Gold Claim.  We expect to engage a field worker(s) during the summer of 2011 to assist in conducting the Phase I exploration work to undertaken on the Sigatoka Gold Claim.  Any field workers we engage will not be considered employees either on a full time or part time basis.  This is because our exploration programs will not last more than a few weeks and once completed these individuals will no longer be required to fulfill such functions.

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

Executive Compensation

In light of our limited capital, the executive officers receive no cash compensation for serving the Company.  Since inception, until July 31, 2010,  the Company has accrued $500 per month for management fees related to services provided by the officers to the Company.  This accrual is established for accounting purposes only and will never be paid in either cash or shares either now or in the future.  The management fee expense is offset against a credit to “Capital in Excess of Par Value.”

Compensation Summary

The following table summarizes all compensation earned by or paid to our Chief Executive Officer (Principal Executive Officer) and other executive officers, during the past three fiscal years ended October 31, 2010, 2009, and 2008.

SUMMARY COMPENSATION TABLE

Name and principal Position	Year	Salary	Option Award	All other Compensation	Total

Ritesh Chandra Singh Chief Executive Officer	2008 2009 2010	0 0 0	0 0 0	0 0 0	0 0 0

Ranjana Bharat Chief Financial Officer	2008 2009 2010	0 0 0	0 0 0	0 0 0	0 0 0

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

The following table sets forth, as at November 30, 2010, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of her shares and possess sole voting and dispositive power with respect to the shares.

Name	Common Shares Owned	Percentage

Ritesh Chandra Singh 21 Luke Street Vatuwaga, Suva, Fiji	17,000,000	37.4

Ranjana Bharat 20 Howell Road Samabula, Suva, Fiji	8,500,000	18.7

Directors and Officers as a group	25,500,000	56.1

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

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

All the shares noted above as being held by our officers and directors are restricted under Rule 144 and cannot be transfered, sold or traded unless the shares adhere to the requirements of Rule 144.

Related Party Transactions

We have not entered into any transactions involving our officers or directors or any entity controlled by them.

Director Independence

Neither of our directors are independent within the meaning of Section 4200(a) 15 of the NASDAQ Stock Market Rules.

Our authorized capital consists of 750,000,000 shares of common stock, par value $0.001 per share, of which 45,500,000 shares are issued and outstanding.

The holders of our common stock are entitled to receive dividends as may be declared by our Board of Directors; are entitled to share ratably in all of our assets available for distribution upon winding up of the affairs of our Company; and are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of the shareholders.

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

ITEM 14                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent registered accountants for the period ended October 31, 2010 for professional services for the review of the quarterly financial statements as at January 31, April 30 and July 31, annual financial statements as of October 31, and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:  $500 for the quarter ended January 31, $600 for each of the quarters ended April 30 and July 31, and $3,300 for the audit as of October 31, 2010.

(2)           Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Buka’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)           Tax Fees

The aggregate fees billed in October 31, 2010 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4)           All Other Fees

During the period from inceptions to October 31, 2010 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

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

Date: March 8, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

By:   RITESH CHANDRA SINGH
Ritesh Chandra Singh
Chief Executive Officer,
President and Director

Date: March 8, 2011

By: RANJANA BHARAT
Ranjana Bharat
Chief Accounting Officer,
Chief Financial Officer and Director

Date: March 8, 2011

MADSEN & ASSOCIATES CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants	Murray, Utah, 84107
Telephone 801-268-2632
Fax 801-262-3978

To the Board of Directors and
Stockholders of Buka Ventures Inc.
(A Pre-Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Buka Ventures Inc. (A Pre-Exploration Stage Company) (The Company) as of October 31, 2010 and 2009, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended October 31, 2010, and for the period from March 15, 2007 (date of inception) to October 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buka Ventures Inc. (a Pre-Exploration Stage Company) as of October 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2010, and the period from March 15, 2007 (date of inception) to October 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Madsen & Associates, CPA’s Inc.”
Salt Lake City, Utah
March 8, 2011

BUKA VENTURES INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

	October 31, 2010	October 31, 2009

ASSETS

CURRENT ASSETS

Cash	$ 4,377	$ 7,482

Total Current Assets	$ 4,377	$ 7,482

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 12,343	$ 10,940
Advances from related parties	5,653	3,114

Total Current Liabilities	17,996	14,054

STOCKHOLDERS’ DEFICIENCY

Common stock
750,000,000 shares authorized, at $0.001 par value;
45,500,000 shares issued and outstanding	45,500	45,500
Capital in excess of par value	24,800	17,600
Deficit accumulated during the pre-exploration stage	(83,919)	(69,672)

Total Stockholders’ Deficiency	(13,619)	(6,572)

Total Liabilities and Stockholders’ Deficiency	$ 4,377	$ 7,482

The accompanying notes are an integral part of these financial statements.

BUKA VENTURES INC.
(Pre-exploration Stage Company)
STATEMENTS OF OPERATIONS

For the years ended October 31, 2010 and 2009 and for the period from March 15, 2007 (date of inception) to October 31, 2010

	For the year ended October 31, 2010	For the year ended October 31, 2009	From March 15, 2007 (date of inception) to October 31, 2010

REVENUE	$ -	$ -	$ -

EXPENSES

Impairment loss on mineral claim			5,000
Acquisition, staking and geological report	-	-	8,922
General and administrative	14,247	39,125	69,997

NET LOSS FROM OPERATIONS	$ (14,247)	$ (39,125)	$(83,919)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	45,500,000	45,500,000

The accompanying notes are an integral part of these financial statements.

BUKA VENTURES INC.
 (Pre-Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIENCY
Period March 15, 2007 (date of inception) to October 31, 2010

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance March 15, 2007	-	$ -	$ -	$ -

Issuance of common shares for reimbursement of expenses at $.001 – October 31, 2007	5,000,000	5,000	-	-

Net operating loss for the period March 15, 2007 (date of Inception) to October 31, 2007	-	-	-	(7,375)

Balance as at October 31, 2007	5,000,000	5,000	-	(7,375)

Issuance of common shares for cash at $.001 - October 31, 2008	40,500,000	40,500	-	-

Capital contributions – expenses	-	-	8,000	-

Net operating loss for the year ended October 31, 2008	-	-	-	(23,172)

Balance as at October 31, 2008	45,500,000	45,500	8,000	(30,547)

Capital contributions – expenses	-	-
			9,600
Net operating loss for the year ended October 31, 2009	-	-	-	(39,125)

Balance as at October 31, 2009	45,500,000	45,500	17,600	(69,672)

Capital contributions - expenses	-	-	7,200	-

Net operating loss for the year ended October 31, 2010	-	-	-	$ (14,247)

Balance as at October 31, 2010	45,500,000	$ 45,500	$ 24,800	$ (83,919)

The accompanying notes are an integral part of these financial statements

BUKA VENTURES INC.
(Pre-exploration Stage Company)
STATEMENTS OF CASH FLOWS

For the years ended October 31, 2010 and 2009 and for the period from March 15, 2007 (date of inception) to October 31, 2010

	For the year ended Oct. 31, 2010	For the year ended Oct. 31, 2009	From March 15, 2007 (date of inception) to Oct. 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (14,247)	$ (39,125)	$ (83,919)

Adjustments to reconcile net loss to net cash (used) in operating activities:

Impairment loss on mineral claim	-	-	5,000
Common shares issued for expenses	-	-	5,000
Capital contributions – expenses paid by Officers	7,200	9,600	24,800
Changes in accounts payable	1,403	5,282	12,343

Net Cash (Used) in Operating Activities	(5,644)	(24,243)	(36,776)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mineral claim	-	-	(5,000)
Net Cash (Used) in Investing Activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	2,539	350	5,653
Proceeds from issuance of common stock	-	-	40,500

	2,539	350	46,153

Net (Decrease) Increase in Cash	(3,105)	(23,893)	4,377

Cash at Beginning of Period	7,482	31,375	-

CASH AT END OF PERIOD	$ 4,377	$ 7,482	$ 4,377

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Capital contributions – expenses paid by Officers	$ 7,200	$ 9,600	$ 24,800

The accompanying notes are an integral part of these financial statements

BUKA VENTURES INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2010

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
October 31, 2010

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

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ending	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2007	7,375	2027	2,212	(2,212)	-

2008	23,172	2028	6,952	(6,952)	-

2009	39,125	2029	11,737	(11,737)

2010	14,247	2030	4,275	(4,275)	-

	$ 83,919		$ 25,176	$ (25,176)	$ -

The total valuation allowance as of October 31, 2010 is $25,176 which increased by $4,275 for the year ended October 31, 2010.

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

BUKA VENTURES INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2010

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Mineral Property Acquisition and Exploration Costs

Mineral property acquisition costs are initially capitalized when incurred. These costs are then assessed for impairment when factors are present to indicate the carrying costs may not be recoverable. Mineral exploration costs are expensed when incurred.

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentation.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

BUKA VENTURES INC.
              (Pre-exploration Stage Company)
               NOTES TO FINANCIAL STATEMENTS
           October 31, 2010

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

As of October 31, 2007, the Company determined the $5,000 mineral property acquisition cost was impaired, and recorded a related impairment loss in the statement of operations.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The two officers-directors have acquired 56% of the common stock issued, have made advances to the Company of $5,653, and have made contributions to capital of $24,800 to the Company in the form of expenses paid for the Company. The advances are non-interest bearing and payable on demand.

5.           CAPITAL STOCK

On October 31, 2007 one of the Company’s directors received 5,000,000 common shares at a price of $0.001 per share for reimbursement of expenses paid by him for the Company in the amount of $5,000.

On October 31, 2008 the Company issued to its officers and directors 40,500,000 common shares at $0.001 per share for a cash consideration of $40,500.

Under an effective registration statement, the directors and officers sold 20,000,000 common shares to other investors.

6.           GOING CONCERN

The Company intends to seek business opportunities that will provide a profit.  However, the Company does not have the working capital necessary to be successful in this effort and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional advances from related parties, and equity funding, which will enable the Company to operate for the coming year.