Form 10-Q
period 2011-04-30
BUKA VENTURES INC.
filed 2011-05-26
CIK 1451433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended April 30, 2011

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

May 15, 2011: 45,500,000 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Buka Ventures Inc. (Pre-exploration stage company) (the “Company”) at April 30, 2011 (with comparative figures as at October 31, 2010) and the statement of operations for the three and six months ended April 30, 2011 and 2010 and from inception  (March 15, 2007) to April 30, 2011, and the statement of cash flow for the six months ended April 30, 2011 and 2010 and from inception (March 15, 2007) to April 30, 2011 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended April 30, 2011 are not necessarily indicative of the results that can be expected for the year ending October 31, 2011.

BUKA VENTURES INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

	April 30, 2011	October 31, 2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS

Cash	$ 4,341	$ 4,377

Total Current Assets	$ 4,341	$ 4,377

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 15,367	$ 12,343
Advances from related parties	11,559	5,653

Total Current Liabilities	26,926	17,996

STOCKHOLDERS’ DEFICIENCY

Common stock
750,000,000 shares authorized, at $0.001 par value;
45,500,000 shares issued and outstanding	45,500	45,500
Capital in excess of par value	24,800	24,800
Deficit accumulated during the pre-exploration stage	(92,885)	(83,919)

Total Liabilities and Stockholders’ Deficiency	(22,585)	(13,619)

	$ 4,341	$ 4,377

The accompanying notes are an integral part of these unaudited financial statements.

BUKA VENTURES INC.
(Pre-exploration Stage Company)
STATEMENTS OF OPERATIONS

For the three and six months ended April 30, 2011 and 2010 and for the period from March 15, 2007 (date of inception) to April 30, 2011

(Unaudited)

	For the three months ended April 30, 2011	For the three months ended April 30, 2010	For the six months ended April 30, 2011	For the six months ended April 30, 2010	From March 15, 2007 (date of inception) to April 30, 2011

REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES

Impairment loss on mineral claim	-	-	-	-	5,000
Exploration costs	-	-	-	-	8,922
General and administrative	3,843	4,999	8,966	9,748	78,963

NET LOSS FROM OPERATIONS	$ (3,843)	$ (4,999)	$ (8,966)	$ (9,748)	$ (92,885)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	45,500,000	45,500,000	45,500,000	45,500,000

The accompanying notes are an integral part of these unaudited financial statements.

BUKA VENTURES INC.
(Pre-exploration Stage Company)
STATEMENTS OF CASH FLOWS

For the six months ended April 30, 2011 and 2010 and for the period from March 15, 2007 (date of inception) to April 30, 2011

(Unaudited)

	For the six months ended April 30, 2011	For the six months ended April 30, 2010	From March 15, 2007 (date of inception) to April 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (8,966)	$ (9,748)	$ (92,885)

Adjustments to reconcile net loss to net cash (used) in operating activities:

Impairment loss on mineral claim	-	-	5,000
Common shares issued for expenses	-	-	5,000
Capital contributions – expenses paid by officers	-	4,800	24,800
Changes in accounts payable	3,024	620	15,367

Net Cash (Used) in Operating Activities	(5,942)	(4,328)	(42,718)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of mineral claim	-	-	(5,000)
Net Cash (Used) in Investing Activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	5,906	109	11,559
Proceeds from issuance of common stock	-	-	40,500

Net Cash provided by Financing Activities	5,906	109	52,059

Net (Decrease) Increase in Cash	(36)	(4,219)	4,341

Cash at Beginning of Period	4,377	7,482	-

CASH AT END OF PERIOD	$ 4,341	$ 3,263	$ 4,341

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Capital contributions – expenses paid by Officers	$ -	$ 4,800	$ 24,800

The accompanying notes are an integral part of these unaudited financial statements

BUKA VENTURES INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2011

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

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

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

BUKA VENTURES INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2011

(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - Continued

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ending	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2007	$ 7,375	2027	$ 2,212	$ (2,212)

2008	23,172	2028	6,952	(6,952)	-

2009	39,125	2029	11,738	(11,738)	-

2010	14,247	2030	4,274	(4,274)

2011	8,966	2031	2,690	(2,690)	-

	$ 92,885		$ 27,866	$ (27,866)	$ -

The total valuation allowance as of April 30, 2011 is $(27,866) which increased by $(2,690) for the reported period.

Foreign Currency

The books of the Company are maintained in United States dollars and this is the Company’s functional and reporting currency.  Translations denominated in other than the United States dollar are translated as follows with the related transaction gains and losses being recorded in the Statement of Operations:

(i)	Monetary items are recorded at the rate of exchange prevailing as at the balance sheet date;
(ii)	Non-Monetary items including equity are recorded at the historical rate of exchange; and
(iii)	Revenues and expenses are recorded at the period average in which the transaction occurred.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

BUKA VENTURES INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2011
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

BUKA VENTURES INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2011
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

For the six months ended April 30, 2011, the Director made advances of $5,906 to the Company.

Officer-director and his families have acquired 56% of the common stock issued, have made no interest, demand advances to the Company of $11,559, and have made contributions to capital of $24,800 in the form of expenses paid for the Company.

5.           CAPITAL STOCK

On October 31, 2007, one of the Company’s directors received 5,000,000 common shares at a price of $0.001 per share for reimbursement of expenses paid by him for the Company in the amount of $5,000.

On October 31, 2008 the company issued to its officers and directors 40,500,000 common shares at $0.001 per share for a cash consideration of $40,500.

BUKA VENTURES INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2011
(Unaudited)

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

PLAN OF OPERATIONS

Our financial commitments for the next twelve months consist of primarily related expenses of approximately $23,000 associated with the initiation of a mineral exploration program for a total estimate of expenses of $50,936.  Including mineral exploration program, we will have to incur the following estimated expenses, including amounts owed to third party creditors less cash on hand, over the next twelve months:

Expenses	Amount	Description

Accounting	$ 5,460	Fees to the internal accountant for preparing the quarter and annual working papers for the financial statements to be reviewed and examined by the independent accountants.
Audit	5,700	Review of the quarterly financial statements and examination of the annual financial statements and rendering an opinion thereon.
Mineral exploration program	23,000	Mineral exploration program.
Edgar filing service fees	2,000	Engagement of Edgar service entity to file reports with the SEC.
Office	1,000	General office supplies.
Transfer agent’s fees	2,000	Annual maintenance fee and preparation of share certificates and other documents periodically required by the Company.
Miscellaneous	750	Miscellaneous expenses
	39,910
Add: Account Payable	15,367	Relates to accounts payable owed to third parties as at April 30, 2011 with no consideration to amounts owed to related parties
	55,277
Deduct: Cash on hand	(4,341)
Estimated expenses	$50,936

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

Results of Operations for the six months ended April 30, 2011

For the period from March 15, 2007 (date of inception) to April 30, 2011, we had a net loss of $92,885. Our net loss for the six months ended April 30, 2011 represents various expenses incurred with payment to our independent accountants, accrued management, rent and telephone expense, office expenses and various accrued expenses which have not be paid to date as follows:

Expense	Amount	Description

Accounting and audit	$ 7,124	Preparation of working papers for submission to our independent accountants for audit of the financial statements. Audit of our financial statements.
Bank charges	36	Bank charges related to our bank account.
Office	156
Transfer agent	1,650	Miscellaneous fees from transfer agent
Total	$ 8,966

Liquidity and Capital Resources

As of April 30, 2011, the Company had cash of $4,341 and current liabilities of $26,926 representing a negative working capital of $22,585.

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

Compensation Plans

As of April 30, 2011 and up to the date of this Form 10-Q, we have no shares of our common stock that are issued under compensation plans approved by our shareholders.

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

ITEM 4.                      CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of April 30, 2011 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

As of April 30, 2011, the management of Buka assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the six months ended April 30, 2011 fairly present our financial condition, results of operations and cash flows in all material respects

Material Weaknesses

The Directors have assessed the effectiveness of Buka’s internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of April 30, 2011, our audit committee did not have an independent “expert” on it who could advise our Board as to financial matters.   In addition, there was no policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.

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

ITEM 4T                      CONTROLS AND PROCEDURES

There were no changes in our internal control over financial reporting during the six months ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We were incorporated in 2007 and have not yet conducted any exploration activities.  We have no revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our operations are not profitable and our net loss from inception to April 30, 2011 is $92,885.  Based upon current plans, we expect to incur operating losses in future periods in connection with our exploration and evaluation of our mining claim.

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

There has been no change in our securities since the fiscal year ended October 31, 2010.

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

BUKA VENTURES INC.
(Registrant)

Date: May 25, 2011	RITESH CHANDRA SINGH
Chief Executive Officer, President and Director

Date: May 25, 2011	RANJANA BHARAT
Chief Financial Officer, Chief Accounting Officer, Secretary and Director