Form 10-Q
period 2011-07-31
BUKA VENTURES INC.
filed 2011-09-12
CIK 1451433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended July 31, 2011

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

August 15, 2011: 45,500,000 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

The accompanying balance sheets of Buka Ventures Inc. (Pre-exploration stage company) (the “Company”) at July 31, 2011 (with comparative figures as at October 31, 2010) and the statement of operations for the three and nine months ended July 31, 2011 and 2010 and from inception  (March 15, 2007) to July 31, 2011, and the statement of cash flow for the nine months ended July 31, 2011 and 2010 and from inception (March 15, 2007) to July 31, 2011 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended July 31, 2011 are not necessarily indicative of the results that can be expected for the year ending October 31, 2011.

BUKA VENTURES INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

	July 31, 2011	October 31, 2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS

Cash	$4,323	$4,377

Total Current Assets	$4,323	$4,377

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$16,711	$12,343
Advances from related parties	13,480	5,653

Total Current Liabilities	30,191	17,996

STOCKHOLDERS’ DEFICIENCY

Common stock
750,000,000 shares authorized, at $0.001 par value; 45,500,000 shares issued and outstanding	45,500	45,500
Additional paid-in capital	24,800	24,800
Deficit accumulated during the pre-exploration stage	(96,168)	(83,919)

Total Stockholders’ Deficiency	(25,868)	(13,619)

Total Liabilities and Stockholders’ Deficiency	$4,323	$4,377

The accompanying notes are an integral part of these unaudited financial statements.

BUKA VENTURES INC.
(Pre-exploration Stage Company)
STATEMENTS OF OPERATIONS
For the three and nine months ended July 31, 2011 and 2010 and for the period from March 15, 2007 (date of inception) to July 31, 2011
(Unaudited)

	For the three months ended July 31, 2011	For the three months ended July 31, 2010	For the nine months ended July 31, 2011	For the nine months ended July 31, 2010	From March 15, 2007 (date of inception) to July 31, 2011

REVENUE	$-	$-	$-	$-	$-

EXPENSES

Professional fees	2,144	1,960	9,268	5,480	45,433
Exploration costs	-	-	-	-	8,922
Impairment loss on mineral claim	-	-	-	-	5,000
Legal	-	-	-	-	1,500
Management fees	-	1,500	-	4,500	15,500
General and administrative	1,139	958	2,981	4,056	19,813

NET LOSS	$(3,283)	$(4,418)	$(12,249)	$(14,036)	$(96,168)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	45,500,000	45,500,000	45,500,000	45,500,000

The accompanying notes are an integral part of these unaudited financial statements.

BUKA VENTURES INC.
(Pre-exploration Stage Company)
STATEMENTS OF CASH FLOWS
For the nine months ended July 31, 2011 and 2010 and for the period from March 15, 2007 (date of inception) to July 31, 2011
(Unaudited)

	For the nine months ended July 31, 2011	For the nine months ended July 31, 2010	From March 15, 2007 (date of inception) to July 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(12,249)	$(14,036)	$(96,168)

Adjustments to reconcile net loss to net cash (used) in operating activities:

Impairment loss on mineral claim	-	-	5,000
Common stock issued for expenses	-	-	5,000
Capital contributions – expenses paid by officers	-	7,200	24,800
Changes in accounts payable	4,368	1,880	16,711

Net Cash (Used) in Operating Activities	(7,881)	(4,956)	(44,657)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of mineral claim	-	-	(5,000)
Net Cash (Used) in Investing Activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	7,827	149	13,480
Proceeds from issuance of common stock	-	-	40,500

Net Cash provided by Financing Activities	7,827	149	53,980

Net (Decrease) Increase in Cash	(54)	(4,807)	4,323

Cash at Beginning of Period	4,377	7,482	-

CASH AT END OF PERIOD	$4,323	$2,675	$4,323

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Common stock issued for expenses	$-	$-	$5,000
Capital contributions – expenses paid by Officers	$-	$7,200	$24,800

The accompanying notes are an integral part of these unaudited financial statements

BUKA VENTURES INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2011

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

BUKA VENTURES INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2011
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - Continued

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Period Ending	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit From NOL	Valuation Allowance	Net Tax Benefit

October 31, 2007	$7,375	2027	$2,212	$(2,212)	-

October 31, 2008	23,172	2028	6,952	(6,952)	-

October 31, 2009	39,125	2029	11,738	(11,738)	-

October 31, 2010	14,247	2030	4,274	(4,274)	-

July 31, 2011	12,249	2031	3,674	(3,674)	-

	$96,168		$28,850	$(28,850)	$-

The total valuation allowance as of July 31, 2011 was $(28,850) which increased by $(3,674) for the reported period.

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
July 31, 2011
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

Reclassification

Certain prior period amounts have been reclassified for consistency with the current period presentation.   These reclassifications had no effect on net loss.

BUKA VENTURES INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2011
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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

For the nine months ended July 31, 2011, the Director made advances of $7,827 to the Company.

Officer and directors have acquired 56% of the common stock issued, have made no interest, demand advances to the Company of $13,480, and have made contributions to capital of $24,800 in the form of expenses paid for the Company.

5.           COMMON STOCK

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
July 31, 2011
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

PLAN OF OPERATIONS

Our financial commitments for the next twelve months consist of primarily related expenses of approximately $23,000 associated with the initiation of a mineral exploration program for a total estimate of expenses of $54,298.  Including mineral exploration program, we will have to incur the following estimated expenses, including amounts owed to third party creditors less cash on hand, over the next twelve months:

Expenses	Amount	Description

Accounting	$5,460	Fees to the internal accountant for preparing the quarter and annual working papers for the financial statements to be reviewed and examined by the independent accountants.
Audit	5,700	Review of the quarterly financial statements and examination of the annual financial statements and rendering an opinion thereon.
Mineral exploration program	23,000	Mineral exploration program.
Edgar and XBRL filing service fees	4,000	Estimate of fees to file with SEC the various documents and XBRL the applicable documents
Office	1,000	General office supplies.
Transfer agent’s fees	2,000	Annual maintenance fee and preparation of share certificates and other documents periodically required by the Company.
Miscellaneous	750	Miscellaneous expenses
	41,910
Add: Account Payable	16,711	Relates to accounts payable owed to third parties as at July 31, 2011 with no consideration to amounts owed to related parties
	58,621
Deduct: Cash on hand	(4,323)
Estimated expenses	$54,298

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

Results of Operations for the nine months ended July 31, 2011

For the period from March 15, 2007 (date of inception) to July 31, 2011, we had a net loss of $96,168. Our net loss for the nine months ended July 31, 2011  and July 31, 2010 represents various expenses incurred with payment to our independent accountants, filing fees, office expenses, transfer agent fees and various accrued expenses which have not be paid to date as follows:

	July 31, 2011	July 31, 2010
Expense	Amount	Amount	Description

Accounting and audit	$9,268	$5,480	Current year’s figures are increased due to recognizing fees when work is completed rather than accruing them.
Bank charges	54	57	Monthly bank charges
Filing fees	1,000	-	Advance to filer for XBRL fees nor required in 2010.
Management fees	-	4,500	Change in accounting for management fees since no accrual in current year with offsetting credit to Capital in Excess of Par Value.
Office	202	149	Photocopying, courier and general office supplies
Rent	-	1,800	Similar accounting procedure to management fees.
Telephone	-	900	Similar accounting procedure to management fees
Transfer agent	1,725	1,150	Miscellaneous fees from transfer agent
Total	$12,249	$14,036

Liquidity and Capital Resources

As of July 31, 2011, the Company had cash of $4,323 and current liabilities of $30,191 representing a negative working capital of $25,868.

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

ITEM 4.               CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of July 31, 2011 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

As of July 31, 2011, the management of Buka assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the nine months ended July 31, 2011 fairly present our financial condition, results of operations and cash flows in all material respects

Material Weaknesses

The Directors have assessed the effectiveness of Buka’s internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of July 31, 2011, our audit committee did not have an independent “expert” on it who could advise our Board as to financial matters.   In addition, there was no policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.

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

ITEM 4T             CONTROLS AND PROCEDURES

There were no changes in our internal control over financial reporting during the nine months ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

    We were incorporated in 2007 and have not yet conducted any exploration activities.  We have no revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our operations are not profitable and our net loss from inception to July 31, 2011 is $96,168.  Based upon current plans, we expect to incur operating losses in future periods in connection with our exploration and evaluation of our mining claim.

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

ITEM 5.               OTHER INFORMATION

    None

ITEM 6.               EXHIBITS

The following exhibits are included as part of this report by reference:

3.1	Certificate of Incorporation (incorporated by reference from Buka’s Registration Statement on Form S-1 filed on December 19, 2008 Registration No. 333-156311)

3.2	Articles of Incorporation (incorporated by reference from Buka’s Registration Statement on Form S-1 filed on December 19, 2008, Registration No.333-156311)

3.3	By-laws (incorporated by reference from Buka’s Registration Statement on Form S-1 filed on December 19, 2008, Registration No. 333-156311)

4	Stock Specimen (incorporated by reference from Buka’s Registration Statement on Form S-1 filed on December 19, 2008, Registration No. 333-156311)

810.1	Transfer Agent and Registrar Agreement (incorporated by reference from Buka’s Registration Statement on Form S-1 filed on December 19, 2008 Registration No. 333-156311)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUKA VENTURES INC.
(Registrant)

Date: September 12, 2011	RITESH CHANDRA SINGH
Chief Executive Officer, President and Director

Date: September 12, 2011	RANJANA BHARAT
Chief Financial Officer, Chief Accounting Officer, Secretary and Director