Form 10-K
period 2011-10-31
BUKA VENTURES INC.
filed 2012-01-27
CIK 1451433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended October 31, 2011

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from to

Commission File number: 333-156311

BUKA VENTURES INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0603540
State or other jurisdiction of incorporation or organization	(I.R.S. Employee Identification. No.)

21 Luke Street, Vatuwaga, Suva, Fiji
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 679-331-3255

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

January 15, 2012: 45,500,000 common shares

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

We were incorporated in 2007 and have not yet conducted any exploration activities.  We have no revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our operations are not profitable and our net loss from inception to October 31, 2011 is $98,758.  Based upon current plans, we expect to incur operating losses in future periods in connection with our exploration and evaluation of our mining claim.

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

Additionally, even if we find gold and/or other valuable mineralization in sufficient quantity to warrant recovery, we cannot guarantee that the ore will be recoverable. Finally, even if any gold and/or other valuable mineralization is recoverable, we cannot guarantee that this can be done at a profit. Failure to locate gold deposits in economically recoverable quantities will cause us to cease operations.   Our ability to achieve profitability and positive cash flow in the future is dependent upon:

-	Our ability to locate a profitable mineral property;
-	Our ability to locate an economic ore reserve; and
-	Our ability to profitably extract the mineral and generate revenues

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

Neither of our two directors has visited the Sigatoka Gold Claim.

Our two directors have not visited the Sigatoka mineral claim.  Therefore, they have no personal knowledge of the mineralization on each of the claims, the terrain and the possibilities of hazards during exploration activities.  They have had to rely upon the advice and opinions of the geologists working on each of the claims.

Because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic which may result in periodic interruptions or suspensions of exploration.

Our President will be devoting only 30% of his time, approximately 48 hours per month, to our business.  Our Chief Financial Officer and Secretary-Treasurer will be devoting only approximately 20% of his time, or 32 hours per month to our operations. As a consequence of the limited devotion of time to the affairs of the Company expected from management, our business may suffer.  For example,  because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic or may be periodically interrupted or suspended.

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

Our directors and officers currently own 25,500,000 shares of common stock representing 56% of our outstanding shares.  They purchased their shares for $0.001 per share.  The directors and officers registered for resale 20,000,000 of their shares under an effective registration statement.  They have sold the above mentioned registered shares in March 2009.   Even with this sale of shares, they have substantial influence over our operations and can effect certain corporate transaction without further shareholder approval.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

Our Company is the only party having an interest in Sigatoka Gold Claim and it has not entered into any agreements regarding the Claim and there are no outstanding royalties or charges of any kind.

Since the acquisition of the Sigatoka Gold Claim was subject to a private transaction, rather than obtaining the Claim directly from the Government of Fiji, by law, our Company must provide a royalty to the Government of Fiji (13.75%) from the revenue from the production of minerals so long as the Claim is owned by Buka.

The claim was assigned to Buka from Omega Ventures Inc. an unrelated company incorporated in Fiji, and a transfer of title was made with the Fiji Ministry of Mines. The assignment cost was $5,000 including a geological report. Therefore, Buka acquired the surface rights to the minerals and any minerals located beneath the soil.  A subsequent application for a mining license is $825 and is due and payable upon filing an application for the mining license. The Company is responsible upon obtaining an interest in the claim to adhere to the safety and environmental requirements of Fiji.

The following represents certain identifying information in locating and verifying ownership of the Sigatoka Gold Claim:

Claim Name:	Sigatoka Gold Claim
License Number:	AG29564301
Latitude:	18º 10 ’59” South
Longitude:	177º 31’ 0” East
Assignment Transfer:	Omega Ventures Inc.
Registered Owner:	Buka Ventues, Inc. [fee simple]

The Claim is in good standing until such time as the Company decides to abandon it.  When Buka undertakes an exploration program it is required to obtain a mining license from the Ministry of Mines with a payment by Buka of $825 which is renewable each year at the same fee cost.

Fiji
Division boundary
National capital
Division capital
Road
0 50 100 Kilometers
0 50 100 Miles
PAPUA NEW GUINEA
SOLOMON ISLANDS
KIRIBATI
TUVALU
VANUATU
WESTERN SAMOA
FIJI
TONGA
New Caledonia (FR.)
AUSTRALIA
NEW ZEALAND
SOUTH PACIFIC OCEAN
NORTHERN DIVISION
Vanua Levu
Labasa
Taveuni
YASAWA GROUP
Lautoka
Viti Levu
Nadi
SUVA
WESTERN DIVISION
EASTERN DIVISION
CENTRAL DIVISION
Levuka
Kandavu Island
MOALA GROUP
LAU GROUP
FAGASA CLUSTER
Ogea Levu
Ogea Driki

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

Our Claim is within the electrical circuit of the area and if power does fail during a period of exploration when it is required the Company will use back up generators.   These are available in the nearby towns.

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

Regional Geology of the Area.   Fiji lies at the midpoint of opposing Tonga Kermadec and new Hebrides convergence zones, separated from the actual convergence zones by two extensional back arc basins which are the North Fiji Basin to the west and the Lau Basin to the east in addition to a series of transform faults including the Fiji Fracture Zone and the Matthew Hunter Ridge. Many of the reconstructions of the past configuration of the is part of the Pacific indicate,however, that Fiji was not so long ago an integral part of the Pacific "Rim of Fire"; the complex plate boundary between Pacific and the Indo Australia plates; a boundary which is well recognized as the locus of several major world-class porphyry coppergold and epithermal gold systems.

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

The potential reserves are unproven as of yet and no mineralization is apparent for the property.  To date Buka has not undertaken any exploration work on the Sigatoka Gold Claim.

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

Plant and Equipment

The age and details as to modernization and physical condition of plant and equipment, etc. cannot be stated at this time. This will depend on the exploration company used by the Company. The average age, however, of equipment used by Fijian exploration companies is in excess of 10 to 15 years old. The equipment is not very modern due to numerous sanctions that have been imposed by South Pacific and other governments in response to the various coup d’états that have occurred in Fiji over the last twenty years.

There is no plant or equipment on the Sigatoka Gold Claim at the present time.

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

One of the major prerequisites for the approval of a Prospecting License or Mining Lease application is the approval of the EIA/EMP by the Dept of Environment. For current prospecting activities/mining operations, relevant waste discharge permits apply.  Additionally, the MRD’s Environment Division carries out on-site environmental inspections to ensure waste emissions are within the discharge permit/mine environmental release guidelines and comply with socio-environmental standards, which are benchmarked against international standards/best practices.

The Director of Mines at the Mineral Resources Department, grants Prospector's Rights under the Mining Act. With the consent of the Minister, the Director also grants Prospecting Licenses, Special Prospecting Licenses, Permits to Mine, Mining Leases, Special Mining Leases, Special Site Rights, and Road Access Licenses. Applications for any Right, License or Lease are considered on their own merit. The criteria for assessing merit are: the expertise and capacity/capability of the applicant to undertake the geological program, any past record that the prospecting company has in mineral exploration, and the financial standing of the company in terms of its financial ability to undertake the proposed work program.   Fees are determined at the time of application.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Since inception, there has been no trading market for Buka’s common stock.  Buka has not paid any dividends on its common stock and it does not anticipate that it will pay dividends in the foreseeable future.  As at October 31, 2011, Buka had 41 shareholders; two of these shareholders are officers and directors of Buka.

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

Operation Statement Data

	For the year ended October 31, 2011	March 15, 2007 (date of inception) to October 31, 2011

Revenue	$-	$-
Exploration expenses	-	13,922
General and Administrative	14,839	84,836
Net loss	(14,839)	(98,758)

Weighted average shares outstanding (basic)	45,500,000
Weighted average shares outstanding (diluted)	45,500,000
Net loss per share (basic)	$(0.00)
Net loss per share (diluted)	$(0.00)

Balance Sheet Data

Cash	$4,305
Total assets	4,305
Total liabilities	32,763
Total Stockholders’ deficiency	(28,458)

Our historical results do not necessary indicate results expected for any future periods.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

PLAN OF OPERATIONS

Our financial commitments for the next twelve months consist of primarily related expenses of approximately $23,000 associated with the initiation of a mineral exploration program for a total estimate of expenses of $53,185.  Including mineral exploration program, we will have to incur the following estimated expenses, including amounts owed to third party creditors less cash on hand, over the next twelve months:

Expenses	Amount	Description

Accounting	$5,700	Fees to the internal accountant for preparing the quarter and annual working papers for the financial statements to be reviewed and examined by the independent accountants.
Audit	5,700	Review of the quarterly financial statements and examination of the annual financial statements and rendering an opinion thereon.
Mineral exploration program	20,285	Mineral exploration program.
Filing fees	4,000	Filing reports with the SEC.
Office	1,000	General office supplies.
Transfer agent’s fees	2,000	Annual maintenance fee and preparation of share certificates and other documents periodically required by the Company.
Miscellaneous	750	Miscellaneous expenses.
	39,435
Add: Account Payable	18,055	Relates to accounts payable owed to third parties as at October 31, 2011 with no consideration to amounts owed to related parties.
	57,490
Deduct: Cash on hand	(4,305)	As at October 31, 2011
Estimated expenses	$53,185

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

Results of Operations for the year ended October 31, 2011

For the period from November 1, 2010 to October 31, 2011, we had a net loss of $14,839 and a total net loss from March 15, 2007 (date of inception) to October 31, 2011 of $98,758.  Our loss for the year ended October 31, 2011 represents various expenses incurred with payment to our independent accountants, office expenses and various accrued expenses which have not been paid to date as follows:

Expense	October 31, 2011	October 31, 2010	Description

Accounting and audit	$11,412	$5,480	Audit fees and preparation of working papers for submission to our independent accountants. Also, refer to (*) below.
Bank charges	72	105	Bank charges related to our bank account.
Filing fees	1,355	-	Filing reports with SEC under XBRL filings.
Management fees	-	4,500	The practice of accruing management fees with an offset credit to Capital in Excess of Par Value was discontinued during the year ended October 31, 2010.
Office	275	312	Office supplies including photocopying, courier and faxing documents.
Rent	-	1,800	The practice of accruing rent with an offsetting credit to Capital in Excess of Par value was discontinued during the year ended October 31, 2010.
Telephone	-	900	The practice of accruing telephone with an offsetting credit to Capital in Excess of Par Value was discontinued during the year ended October 31, 2010.
Transfer agent	1,725	1,150	Annual list of officers and directors, resident agent service and business license and other charges.
Total	$14,839	$14,247

(*)
The increase in Accounting and audit fees is due to an increase in the cost of the services, as well as a timing difference on when costs were incurred from 2010 to 2011 – a substantial portion of the audit fees for the year ended October 31, 2009 were incurred prior to October 31, 2009, which was not the case for the audit of the October 31, 2010 financial statements.

Liquidity and Capital Resources

As of October 31, 2011, the Company had cash of $4,305 and current liabilities of $32,763 representing a negative working capital of $28,458.

We cannot assure that additional capital required to finance our operations will be available on acceptable terms, if at all.  Any failure to secure additional financing may force us to modify our business plan.  In addition, we cannot be assured of profitability in the future.

Critical Accounting Policies

In presenting our financial statements in conformity with U.S. generally accepting accounting principals, or GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures.

Some of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. We base these estimates and assumptions on historical experience or on various other factors that we believe to be reasonable and appropriate under the circumstances.

On an ongoing basis, we reconsider and evaluate our estimates and assumptions. Actual results may differ significantly from these estimates.

We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our financial statements. In addition, we believe that a discussion of these policies is necessary to understand and evaluate the financial statements contained in this prospectus.

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

Mineral property acquisition and exploration costs

The cost of acquiring mineral properties or claims is initially capitalized and then tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Mineral exploration costs are expensed as incurred.

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

Corporate Organization and History Within Last Five years

The Company was incorporated under the laws of the State of Nevada on March 15, 2007 under the name Buka Ventures Inc.  The Company does not have any subsidiaries, affiliated companies or joint venture partners.   We have not been involved in any bankruptcy, receivership or similar proceedings since inception nor have we been party to a reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business other than the Sigatoka Gold Claim.    We have plans to complete Phase I of our exploration program during the summer of 2012.

We have relied upon advances from our directors to assist in financing the Company’s operations since inception.  As of the October 31, 2011 our directors had advanced an aggregate total of $14,708 to the Company.

Since our inception we have incurred the following expenses:
Accounting and audit	$32,577	Accounting and audit fees since inception.
Bank charges	586
Consulting	15,000	Preparation of Form S-1 by legal counsel.
Exploration expenses	8,922	Property purchase, mining license and other expenses.
Filing fees	2,700	Filing with State of Nevada for annual report.
Impairment loss on mineral claim	5,000	The price to acquire the Sigatoka Gold Claim.
Incorporation costs	800	Cost of incorporation in State of Nevada.
Legal	1,500	Legal opinion under Exhibit 5 to Form S-1.
Management fees	15,500	Monthly accrual of management fees as noted above.
Office	1,431	Photocopying, delivery and fax.
Rent	6,200	Accrued rental as noted above.
Telephone	3,100	Accrued telephone as noted above.
Transfer agent fees	5,442	Annual transfer agent fees and certificate issuance.
Total	$98,758

Previously the Company accrued as an expense on a monthly basis management fees, rent and telephone with an offsetting entry to Capital in Excess of Par Value.   This accounting practice is not longer adhered to.

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

Short and long-term Trend Liabilities

We are unaware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our business either in the long-term or long-term liquidity which have not been disclosed under “Risk Factors” on page 5.

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

Compensation Plans

As at October 31, 2011 and up to the date of this Form 10-K, we have no shares of our common stock that are issued under compensation plans approved by our shareholders.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements attached to this Form 10-K for the year ended October 31, 2011 have been audited by our independent accountants, Madsen & Associates CPA’s Inc. and attached hereto.

ITEM 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A             CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer, Ms. Ritesh Singh, and Principal Accounting Officer, Ms. Ranjana Bharat, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of October 31, 2011 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

-
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses.  As of October 31, 2011, the Company did not have a separate audit committee or a policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.

2.
Due to the significant number and magnitude of out-of-period adjustments identified during the year- end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remedied, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.
There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

As a result of the material weakness in internal control over financial reporting described above, the Company's management has concluded that, as of October 31, 2011, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

Our independent accountants have stated, in their report included in this Form 10-K,  that “….but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting   Accordingly, we express no such opinion”.

ITEM 9A (T)      CONTROLS AND PROCEDURES

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

Name	Age	Became a Director	Position

Ritesh Chandra Singh	34	2007	Chief Executive Officer, President and Director

Ranjana Bharat	36	2007	Chief Financial Officer, Secretary and Director

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

Executive Compensation

In light of our limited capital, the executive officers receive no cash compensation for serving the Company.  Since inception, until July 31, 2010, the Company accrued $500 per month for management fees related to services provided by the officers to the Company.  This accrual was established for accounting purposes only and will never be paid in either cash or shares either now or in the future.  The management fee expense was offset against a credit to “Capital in Excess of Par Value.”  After July 31, 2010, the Company ceased this practice of accruing management fees as described above.

Compensation Summary

The following table summarizes all compensation earned by or paid to our Chief Executive Officer (Principal Executive Officer) and other executive officers, during the past three fiscal years ended October 31, 2011, 2010, 2009, and 2008.

SUMMARY COMPENSATION TABLE

Name and principal Position	Year	Salary	Option Award	All other Compensation	Total

Ritesh Chandra Singh Chief Executive Officer	2008 2009 2010 2011	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0

Ranjana Bharat Chief Financial Officer	2008 2009 2010 2011	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0

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

The following table sets forth, as at November 30, 2011, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of her shares and possess sole voting and dispositive power with respect to the shares.

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

All the shares noted above as being held by our officers and directors are restricted under Rule 144 and cannot be transferred, sold or traded unless the shares adhere to the requirements of Rule 144.

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

ITEM 14              PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent registered accountants for the period ended October 31, 2011 and 2010, for professional services for the review of the quarterly financial statements as at January 31, April 30 and July 31, annual financial statements as of October 31, and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:  $800 for the quarters ended January 31, April 30, and July 31, and $3,300 for the audits as of October 31.

(2)           Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Buka’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)           Tax Fees

The aggregate fees billed in October 31, 2011 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4)           All Other Fees

During the period from inceptions to October 31, 2011 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

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

ITEM 15               EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included as part of this report by reference:

3.1	Certificate of Incorporation (incorporated by reference from Buka’s Registration Statement on Form S-1 filed on December 19, 2008, Registration No. 333-156311)
3.2	Articles of Incorporation (incorporated by reference from Buka’s Registration Statement on Form S-1 filed on December 19, 2008, Registration No.333-156311)
3.3	By-laws (incorporated by reference from Buka’s Registration Statement on Form S-1 filed on December 19, 2008, Registration No. 333-156311)
4	Stock Specimen (incorporated by reference from Buka’s Registration Statement on Form S-1 filed on December 19, 2008, Registration No. 333-156311)
10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Buka’s Registration Statement on Form S-1 filed on December 19, 2008 Registration No. 333-156311)
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
* Filed herewith

Financial Statement Schedules.

The following financial statements are included in this report:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUKA VENTURES INC. ("Registrant")

By:   RITESH CHANDRA SINGH
Ritesh Chandra Singh
Chief Executive Officer, President and Director

Date: January 26, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

By:   RITESH CHANDRA SINGH
Ritesh Chandra Singh
Chief Executive Officer, President and Director

Date: January 26, 2012

By: RANJANA BHARAT
Ranjana Bharat
Chief Accounting Officer, Chief Financial Officer and Director

Date: January 26, 2012

MADSEN & ASSOCIATES CPA’s, INC.	684 East Vine Street, #3
Certified Public Accountants	Murray, Utah, 84107
Telephone 801-268-2632
Fax 801-262-3978

To the Board of Directors and
Stockholders of Buka Ventures Inc.
(A Pre-Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Buka Ventures Inc. (A Pre-Exploration Stage Company) (The Company) as of October 31, 2011 and 2010, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended October 31, 2011, and for the period from March 15, 2007 (date of inception) to October 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buka Ventures Inc. (a Pre-Exploration Stage Company) as of October 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2011, and the period from March 15, 2007 (date of inception) to October 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Madsen & Associates CPA’s. Inc.
Murray, Utah
January 5, 2012

BUKA VENTURES INC.
(Pre-Exploration Stage Company)
BALANCE SHEETS

	October 31, 2011	October 31, 2010

ASSETS

CURRENT ASSETS
Cash	$4,305	$4,377
Total Current Assets	$4,305	$4,377

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$18,055	$12,343
Advances from related parties	14,708	5,653
Total Current Liabilities	32,763	17,996

STOCKHOLDERS’ DEFICIENCY

Common stock
750,000,000 shares authorized, at $0.001 par value; 45,500,000 shares issued and outstanding	45,500	45,500
Capital in excess of par value	24,800	24,800
Deficit accumulated during the pre-exploration stage	(98,758)	(83,919)
Total Stockholders’ Deficiency	(28,458)	(13,619)
Total Liabilities and Stockholders’ Deficiency	$4,305	$4,377

The accompanying notes are an integral part of these financial statements.

BUKA VENTURES INC.
(Pre-Exploration Stage Company)
STATEMENTS OF OPERATIONS

For the years ended October 31, 2011 and 2010 and for the period from March 15, 2007 (date of inception) to October 31, 2011

	For the Year Ended October 31, 2011	For the Year Ended October 31, 2010	From March 15, 2007 (date of inception) to October 31, 2011

REVENUE	$-	$-	$-

EXPENSES

Impairment loss on mineral claim	-		5,000
Exploration costs	-	-	8,922
General and administrative	14,839	14,247	84,836
NET LOSS	$(14,839)	$(14,247)	$(98,758)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	45,500,000	45,500,000

The accompanying notes are an integral part of these financial statements.

BUKA VENTURES INC.
 (Pre-Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIENCY
Period from March 15, 2007 (date of inception) to October 31, 2011

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit	Total

Balance March 15, 2007	-	$-	$-	$-	$-

Issuance of common shares for reimbursement of expenses (Note 5)	5,000,000	5,000	-	-	5,000

Net operating loss for the period March 15, 2007 ( date of Inception) to October 31, 2007	-	-	-	(7,375)	(7,375)

Balance as at October 31, 2007	5,000,000	5,000	-	(7,375)	(2,375)

Issuance of common shares for cash (Note 5)	40,500,000	40,500	-	-	40,500

Capital contributions – expenses	-	-	8,000	-	8,000

Net operating loss for the year ended October 31, 2008	-	-	-	(23,172)	(23,172)

Balance as at October 31, 2008	45,500,000	45,500	8,000	(30,547)	22,953

Capital contributions – expenses	-	-
			9,600		9,600
Net operating loss for the year ended October 31, 2009	-	-	-	(39,125)	(39,125)

Balance as at October 31, 2009	45,500,000	45,500	17,600	(69,672)	(6,572)

Capital contributions - expenses	-	-	7,200	-	7,200

Net operating loss for the year ended October 31, 2010	-	-	-	(14,247)	(14,247)

Balance as at October 31, 2010	45,500,000	45,500	24,800	(83,919)	(13,619)

Net operating loss for the year ended October 31, 2011	-	-	-	(14,839)	(14,839)

Balance as at October 31, 2011	45,500,000	$45,500	$24,800	$(98,758)	$(28,458)

The accompanying notes are an integral part of these financial statements

BUKA VENTURES INC.
(Pre-Exploration Stage Company)
STATEMENTS OF CASH FLOWS

For the years ended October 31, 2011 and 2010 and for the period from March 15, 2007 (date of inception) to October 31, 2011

	For the year Ended Oct. 31, 2011	For the year Ended Oct. 31, 2010	From March 15, 2007 (date of inception) to Oct. 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(14,839)	$(14,247)	$(98,758)

Adjustments to reconcile net loss to net cash (used) in operating activities:

Impairment loss on mineral claim	-	-	5,000
Common shares issued for expenses	-	-	5,000
Capital contributions – expenses paid by Officers	-	7,200	24,800
Changes in accounts payable	5,712	1,403	18,055
Net Cash (Used) in Operating Activities	(9,127)	(5,644)	(45,903)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of mineral claim	-	-	(5,000)
Net Cash (Used) in Investing Activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	9,055	2,539	14,708
Proceeds from issuance of common stock	-	-	40,500

Net Cash Provided by Financing Activities	9,055	2,539	55,208

Net (Decrease) Increase in Cash	(72)	(3,105)	4,305

Cash at Beginning of Period	4,377	7,482	-

CASH AT END OF PERIOD	$4,305	$4,377	$4,305

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Capital contributions – expenses paid by Officers	$-	$7,200	$24,800

The accompanying notes are an integral part of these financial statements

BUKA VENTURES INC.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2011

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

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidulutive and then the basic and diluted per share amounts are the same.

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
October 31, 2011

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

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ending	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2007	7,375	2027	2,212	(2,212)	-

2008	23,172	2028	6,952	(6,952)	-

2009	39,125	2029	11,737	(11,737)	-

2010	14,247	2030	4,275	(4,275)	-

2011	14,839	2031	4,458	(4,458)

	$98,758		$29,634	$(29,634)	$-

The total valuation allowance as of October 31, 2011 was $29,634 which increased by $4,458 for the year ended October 31, 2011.

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
October 31, 2011

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
October 31, 2011

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The two officers-directors have acquired 56% of the common stock issued, have made advances to the Company of $14,708 ($9,055 and $2,539 were advanced during the years ended October 31, 2011 and 2010, respectively), and have made contributions to capital of $24,800 to the Company in the form of expenses paid for the Company. The advances are non-interest bearing and payable on demand.

5.           CAPITAL STOCK

On October 31, 2007 one of the Company’s directors received 5,000,000 common shares at a price of $0.001 per share for reimbursement of expenses paid by him for the Company in the amount of $5,000.

On October 31, 2008 the Company issued to its officers and directors 40,500,000 common shares at $0.001 per share for a cash consideration of $40,500.

Under an effective registration statement, the directors and officers sold 20,000,000 common shares to other investors in March 2009.

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