Form 10-Q
period 2012-01-31
BUKA VENTURES INC.
filed 2012-03-01
CIK 1451433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended January 31, 2012

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

February 24, 2012: 45,500,000 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Buka Ventures Inc. (Pre-exploration stage company) (the “Company”) at January 31, 2012 (with comparative figures as at October 31, 2011) and the statement of operations for the three months ended January 31, 2012 and 2011 and from inception  (March 15, 2007) to January 31, 2012, and the statement of cash flow for the three months ended January 31, 2012 and 2011 and from inception (March 15, 2007) to January 31, 2012 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended January 31, 2012 are not necessarily indicative of the results that can be expected for the year ending October 31, 2012.

BUKA VENTURES INC.
(Pre-Exploration Stage Company)
BALANCE SHEETS

	January 31, 2012	October 31, 2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS

Cash	$-	$4,305

Total Current Assets	$-	$4,305

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$24,735	$18,055
Advances from related parties	14,421	14,708

Total Current Liabilities	39,156	32,763

STOCKHOLDERS’ DEFICIENCY

Common stock
750,000,000 shares authorized, at $0.001 par value;
45,500,000 shares issued and outstanding	45,500	45,500
Capital in excess of par value	24,800	24,800
Deficit accumulated during the pre-exploration stage	(109,456)	(98,758)

Total Stockholders’ Deficiency	(39,156)	(28,458)

Total Liabilities and Stockholders’ Deficiency	$-	$4,305

The accompanying notes are an integral part of these unaudited financial statements.

BUKA VENTURES INC.
(Pre-Exploration Stage Company)
STATEMENTS OF OPERATIONS

For the three months ended January 31, 2012 and 2011 and for the period from March 15, 2007 (date of inception) to January 31, 2012
(Unaudited)

	For the Three months Ended January 31, 2012	For the Three months Ended January 31, 2011	From March 15, 2007 (date of inception) to January 31, 2012

REVENUE	$-	$-	$-

EXPENSES

Impairment loss on mineral claim	-	-	5,000
Exploration costs	-	-	8,922
General and administrative	10,698	5,123	95,534

NET LOSS	$(10,698)	$(5,123)	$(109,456)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	45,500,000	45,500,000

The accompanying notes are an integral part of these unaudited financial statements.

BUKA VENTURES INC.
(Pre-Exploration Stage Company)
STATEMENTS OF CASH FLOWS

For the three months ended January 31, 2012 and 2011 and for the period from March 15, 2007 (date of inception) to January 31, 2012
(Unaudited)

	For the three months ended Jan. 31, 2012	For the three months ended Jan. 31, 2011	From March 15, 2007 (date of inception) to Jan. 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(10,698)	$(5,123)	$(109,456)

Adjustments to reconcile net loss to net cash (used) in operating activities:

Impairment loss on mineral claim	-	-	5,000
Common stock issued for expenses	-	-	5,000
Capital contributions – expenses paid by Officers	-	-	24,800
Changes in accounts payable	6,680	1,730	24,735

Net Cash (Used) in Operating Activities	(4,018)	(3,393)	(49,921)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of mineral claim	-	-	(5,000)
Net Cash (Used) in Investing Activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	(287)	3,375	14,421
Proceeds from issuance of common stock	-	-	40,500

Net Cash Provided by Financing Activities	(287)	3,375	54,921

Net (Decrease) Increase in Cash	(4,305)	(18)	-

Cash at Beginning of Period	4,305	4,377	-

CASH AT END OF PERIOD	$-	$4,359	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Capital contributions – expenses paid by Officers	$-	$-	$24,800
Common stock issued for expenses	$-	$-	$5,000

The accompanying notes are an integral part of these unaudited financial statements

BUKA VENTURES INC.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2012

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

Accounting Method

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

                                                                                                                                                                                                                              BUKA VENTURES INC.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2012

(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Period Ending	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2007	7,375	2027	2,212	(2,212)	-
2008	23,172	2028	6,952	(6,952)	-
2009	39,125	2029	11,737	(11,737)	-
2010	14,247	2030	4,275	(4,275)	-
2011	14,839	2031	4,458	(4,458)	-
2012	10,698	2032	3,209	(3,209)	-
	$109,456		$32,843	$(32,843)	$-

The total valuation allowance as of January 31, 2012 was $32,843 which increased by $3,209 for the three months ended January 31, 2012.

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

BUKA VENTURES INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2012

(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Recent Accounting Pronouncements

The Company does not expect that the adoption of recent accounting pronouncements will have a material impact on its financial statements.

BUKA VENTURES INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2012

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the period ended January 31, 2012 the Company paid one of the directors the sum of $4,305 against the amount owed to him.   During the same period the Director made advances to the Company in the amount of $4,018.

The two officers-directors have acquired 56% of the common stock issued, have made net advances to the Company of $14,421 and have made contributions to capital of $24,800 in the form of expenses paid for the Company. The advances are non-interest bearing and payable on demand.

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

BUKA VENTURES INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2012

(Unaudited)

7.           SUBSEQUENT EVENTS

On February 14, 2012, the Company issued 1,000,000 common shares to one of its Directors at a price of $0.07 per share, for total consideration of $70,000. These funds will be used for general working capital.

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

Our Business

We were incorporated in the State of Nevada on March 15, 2007.   We are a start-up, pre-exploration stage company engaged in the search for gold and related minerals.  We do not have any subsidiaries, affiliated companies or joint venture partners.   We have no mining operations and have no revenues.  We have incurred losses since inception and without the financial help of one of directors we would have no funds to continue operations.

Our sole asset is a 100% interest in the Sigatoka Gold claim located in the Republic of Fiji.  We acquired the Sigatoka Gold claim for the sum of $5,000 from an unrelated third party on May 1, 2007.  We own no property other than the Sigatoka Gold claim.   As of the date of this Form 10-Q, we have not conducted any exploration work on the Sigatoka Gold claim.  We engaged Thomas Raju, a Geological Consultant, to explore and summarize the exploration potential of the Sigatoka Gold claim and to maker ecommendations. Under the study, it was recommended that a mineral exploration program consisting of air photo interpretation, geological mapping, geochemical soil sampling and geophysical surveying be conducted at the Sigatoka Gold claim and to identify targets for diamond drilling if warranted. The cost for this mineral exploration program is estimated to cost of FJD $37,700 (US$20,285).

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

PLAN OF OPERATIONS

Our financial commitments for the next twelve months consist primarily of approximately $20,285 associated with the initiation of a mineral exploration program for a total estimate of expenses of $65,780.  Including the mineral exploration program, we will have to incur the following estimated expenses, including amounts owed to third party creditors less cash on hand, over the next twelve months:

Expenses	Amount	Description

Accounting	$5,460	Fees to the internal accountant for preparing the quarter and annual working papers for the financial statements to be reviewed and examined by the independent accountants.
Audit	5,700	Review of the quarterly financial statements and examination of the annual financial statements and rendering an opinion thereon.
Mineral exploration program	20,285	Mineral exploration program.
Edgar and XBRL filing service fees	5,600	Estimate of fees to file with SEC the various documents and XBRL the applicable documents
Office	2,000	General office supplies.
Transfer agent’s fees	2,000	Annual maintenance fee and preparation of share certificates and other documents periodically required by the Company.
	41,045
Add: Account Payable	24,735	Relates to accounts payable owed to third parties as at January 31, 2012 with no consideration to amounts owed to related parties
Estimated expenses	$65,780

Our engineering consultant has recommended an exploration program for the Sigatoka Gold Claim.  On February 14, 2012 one of our directors undertook a private placement in the amount of $70,000 in consideration for the issuance of 1,000,000 common shares at a price of $0.07 per share.   These funds will be used to undertake exploration work on the Sigatoka Gold Claim and to suppy the Company with general working capital for the next twelve months.

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

Results of Operations for the three months ended January 31, 2012

For the period from March 15, 2007 (date of inception) to January 31, 2012, we had a net loss of $109,456. Our net loss for the three months ended January 31, 2012  and January 31, 2011 represents various expenses incurred with payment to our independent accountants, office expenses, transfer agent fees and various accrued expenses which have not be paid to date as follows:

	Jan. 31, 2012	Jan. 31, 2011
Expense	Amount	Amount	Description

Accounting and audit	$4,980	$4,980	Auditor and accountant fees
Bank charges	-	18	Monthly bank charges
Consulting	5,000	-	Various services required by management
Office	68	-	Photocopying, courier and general office supplies
Transfer agent	650	125	Miscellaneous fees from transfer agent
Total	$10,698	$5,123

Liquidity and Capital Resources

As of January 31, 2012, the Company had no cash on hand and current liabilities of $39,156 representing a negative working capital of $39,156.

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

Compensation Plans

As of January 31, 2012 and up to the date of this Form 10-Q, we have no shares of our common stock that are issued under compensation plans approved by our shareholders.

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

ITEM 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of January 31, 2012 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

As of January 31, 2012, the management of Buka assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the three months ended January 31, 2012 fairly present our financial condition, results of operations and cash flows in all material respects

Material Weaknesses

The Directors have assessed the effectiveness of Buka’s internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of January 31, 2012, our audit committee did not have an independent “expert” on it who could advise our Board as to financial matters.   In addition, there was no policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.

2.
Due to the significant number and magnitude of out-of-period adjustments identified during the first quarter closing process, our Directors have concluded that the controls over the quarter-end financial reporting process were not operating effectively. A material weakness in the quarter-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future. Our directors overriding of existing controls is possible given the small size of the organization and lack of personnel.

3.
There is no system in place to review and monitor internal control over financial reporting. We maintain an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

There were no changes in our internal control over financial reporting during the three months ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

    We were incorporated in 2007 and have not yet conducted any exploration activities.  We have no revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our operations are not profitable and our net loss from inception to January 31, 2012 is $109,456.  Based upon current plans, we expect to incur operating losses in future periods in connection with our exploration and evaluation of our mining claim.

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

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production.  Most exploration projects do not result in the discovery of commercially mineable deposits of ore.  The Sigatoka Gold Claim, our sole property, does not have a known body of commercial ore. Should our mineral claim be found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are other risks involved in extraction operations and the conduct of exploration programs. We do not carry liability insurance with respect to our mineral exploration operations and we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards. There are also physical risks to the exploration personnel working in the rugged terrain of our claim. Previous mining exploration activities may have caused environmental damage to the Sigatoka Gold Claim. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective.

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

Our directors and officers as at January 31, 2012 own 25,500,000 shares of common stock representing 56% of our outstanding shares.  They purchased their shares for $0.001 per share.  The directors and officers registered for resale 20,000,000 of their shares under an effective registration statement.  They have sold the above mentioned registered shares.   On February 14, 2012, one of the directors made a private placement to the Company whereby the Company issued 1,000,000 common shares at a price of $0.007 per share for a total amount of $70,000.   This resulted in the directors and officers owning 26,500,000 common shares representing 58% of our outstanding shares.  Even with this sale of shares, they have substantial influence over our operations and can effect certain corporate transaction without further shareholder approval.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 14, 2012, one of the directors made a private placement to the Company whereby the Company issued 1,000,000 common shares at a price of $0.07 per share for a total consideration of $70,000.   These funds will be used to provide the money for the exploration program on the Company’s mineral property and to supply working capital.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters brought forth to the securities holders to vote upon during this quarter.

ITEM 5.    OTHER INFORMATION

    None

ITEM 6.   EXHIBITS

The following exhibits are included as part of this report by reference:

3.1	Certificate of Incorporation (incorporated by reference from Buka’s Registration Statement on Form S-1 filed on December 19, 2008 Registration No. 333-156311)

3.2	Articles of Incorporation (incorporated by reference from Buka’s Registration Statement on Form S-1 filed on December 19, 2008, Registration No.333-156311)

3.3	By-laws (incorporated by reference from Buka’s Registration Statement on Form S-1 filed on December 19, 2008, Registration No. 333-156311)

4	Stock Specimen (incorporated by reference from Buka’s Registration Statement on Form S-1 filed on December 19, 2008, Registration No. 333-156311)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Buka’s Registration Statement on Form S-1 filed on December 19, 2008 Registration No. 333-156311)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

101.INS	XBRL Instance Document*

101SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
(*)  Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUKA VENTURES INC.
(Registrant)

Date: March 1, 2012	RITESH CHANDRA SINGH
Chief Executive Officer, President and Director

Date: March 1, 2012	RANJANA BHARAT
Chief Financial Officer, Chief Accounting Officer, Secretary and Director