Form 10-Q
period 2012-04-30
BUKA VENTURES INC.
filed 2012-06-07
CIK 1451433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended April 30, 2012

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

June 1, 2012: 46,500,000 common shares

INDEX

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Buka Ventures Inc. (Pre-exploration stage company) (the “Company”) at April 30, 2012 (with comparative figures as at October 31, 2011) and the statement of operations for the three and six months ended April 30, 2012 and 2011 and from inception  (March 15, 2007) to April 30, 2012, and the statement of cash flow for the six months ended April 30, 2012 and 2011 and from inception (March 15, 2007) to April 30, 2012 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended April 30, 2012 are not necessarily indicative of the results that can be expected for the year ending October 31, 2012.

BUKA VENTURES INC.

(Pre-Exploration Stage Company)

BALANCE SHEETS

	April 30, 2012	October 31, 2011
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$ 66,829	$ 4,305
Total Current Assets	$ 66,829	$ 4,305
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$ 21,741	$ 18,055
Advances from related parties	19,600	14,708
Total Current Liabilities	41,341	32,763
STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock
750,000,000 shares authorized, at $0,001 par value; 46,500,000 and 45,500,000 shares issued and outstanding at April 30, 2012 and October 31, 2011, respectively	46,500	45,500
Capital in excess of par value	93,800	24,800
Deficit accumulated during the pre-exploration stage	(114,812)	(98,758)

Total Stockholders’ Equity (Deficiency)	25,488	(28,458)
Total Liabilities and Stockholders’ Equity (Deficiency)	$ 66,829	$ 4,305

The accompanying notes are an integral part of these unaudited financial statements.

BUKA VENTURES INC.

(Pre-Exploration Stage Company)

STATEMENTS OF OPERATIONS

For the three and six months ended April 30, 2012 and 2011 and for the period from March 15, 2007 (date of inception) to April 30, 2012

(Unaudited)

	For the three months ended April 30, 2012	For the three months ended April 30, 2011	For the six months ended April 30, 2012	For the six months ended April 30, 2011	March 15, 2007 (date of inception) to April 30, 2012

REVENUE	$ -	$ -	$ -	$ -	$ -
EXPENSES
Impairment loss on mineral claim	-	-	-	-	5,000
Exploration costs	-	-	-	-	8,922
General and administrative	5,356	3,843	16,054	8,966	100,890
	$ (5,356)	$ (3,843)	$ (16,054)	$ (8,966)	$ (114,812)
NET LOSS

NET LOSS PER COMMON SHARE
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	46,344,444	45,500,000	45,917,582	45,000,000

The accompanying notes are an integral part of these unaudited financial statements.

BUKA VENTURES INC.

(Pre-Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the six months ended April 30, 2012 and 2011 and for the period from March 15, 2007 (date of inception) to April 30, 2012

(Unaudited)

	For the six months ended April 30, 2012	For the six months ended April 30, 2011	From March 15, 2007 (date of inception) to April 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (16,054)	$ (8,966)	$ (114,812)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Impairment loss on mineral claim	-	-	5,000
Common stock issued for expenses	-	-	5,000
Capital contributions – expenses paid by Officers and			24,800
Changes in accounts payable	3,686	3,024	21,741
Net Cash (Used) in Operating Activities	(12,368)	(5,942)	(58,271)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mineral claim	-	-	(5,000)
Net Cash (Used) in Investing Activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	4,892	5,906	19,600
Proceeds from issuance of common stock	70,000	-	110,500
Net Cash Provided by Financing Activities	74,892	5,906	130,100
Net (Decrease) Increase in Cash	62,524	(36)	66,829
Cash at Beginning of Period	4,305	4,377	-
CASH AT END OF PERIOD	$ 66,829	$ 4,341	$ 66,829
SUPPLEMENTAL DISCLOSURE OF
NONCASH FINANCING ACTIVITIES
Capital contributions – expenses paid by Officers	$ -	$ -	$ 24,800
Common stock issued for expenses	$ -	$ -	$ 5,000

The accompanying notes are an integral part of these unaudited financial statements

BUKA VENTURES INC.

(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2012

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

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Period Ended	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit
10/31/07	7,375	2027	2,212	(2,212)	-
10/31/08	23,172	2028	6,952	(69,952)	-
10/31/09	39,125	2029	11,737	(11,737)	-
10/31/10	14,247	2030	4,275	(4,275)	-
10/31/11	14,839	2031	4,452	(4,452)	-
04/30/12	16,054	2032	4,816	(4,816)	-
	$ 114,812		$ 34,444	$ (34,444)	$ -

The total valuation allowance as of April 30, 2012 was $34,444 which increased by $4,816 for the six months ended April 30, 2012.

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

4.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the six month period ended April 30, 2012 one of the directors made advances to the Company in the amount of $4,892.

The two officers-directors have acquired 57% of the common stock issued, have made net advances to the Company of $19,600 and have made contributions to capital of $24,800 in the form of expenses paid for the Company. The advances are non-interest bearing and payable on demand.

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

We have no full-time employees and our management devotes a percentage of their time to the affairs of the Company.

Our administrative office is located at 21 Luke Street, Vatuwaqa, Suva, Fiji.  Our telephone number is 679-331-3255.   We do not maintain a web site.

PLAN OF OPERATIONS

Our estimate of expenses for the next 12 months is outlined below.

Expenses	Amount	Description

Accounting	$ 5,460	Fees to the internal accountant for preparing the quarter and annual working papers for the financial statements to be reviewed and examined by the independent accountants.
Audit	5,700	Review of the quarterly financial statements and examination of the annual financial statements and rendering an opinion thereon.
Mineral exploration program	20,285	Mineral exploration program.
Edgar and XBRL filing service fees	5,600	Estimate of fees to file with SEC the various documents and XBRL the applicable documents
Office	2,000	General office supplies.
Transfer agent’s fees	2,000	Annual maintenance fee and preparation of share certificates and other documents periodically required by the Company.
	41,045
Add: Accounts Payable	21,741	Relates to accounts payable owed to third parties as at April 30, 2012 with no consideration to amounts owed to related parties
Estimated expenses	62,786	Before consideration of cash on hand
Less: cash on hand	66,829
Cash surplus	$ 4,043

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

Results of Operations for the three and six months ended April 30, 2012

For the period from March 15, 2007 (date of inception) to April 30, 2012, we had a net loss of $114,812. Our net loss for the six months ended April 30, 2012  and April 30, 2011 represents various expenses incurred with payment to our independent accountants, office expenses, transfer agent fees and various accrued expenses which have not be paid to date as follows:

	Three months ended April 30, 2012	Three months ended April 30, 2011	Six months ended April 30, 2012	Six months ended April 30, 2011
Expense	Amount	Amount	Amount	Amount	Description

Accounting and audit	$ 1,920	$ 2,144	$ 6,900	$ 7,124	Auditor and accountant fees
Bank charges	-	18	-	36	Monthly bank charges – bank account closed during current year
Consulting	-	-	5,000	-	Various services required by management
Filing fees	2,936	-	2,936	-	Difference relates to XBRL filings in current year
Office	265	156	333	156	Photocopying, courier and general office supplies
Transfer agent	235	1,525	885	1,650	Miscellaneous fees from transfer agent

Total	$ 5,356	$ 3,843	$16,054	$ 8,966

Liquidity and Capital Resources

As of April 30, 2012, the Company had $66,829 cash on hand and current liabilities of $41,341 representing a working capital position of $25,488.

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

Compensation Plans

As of April 30, 2012 and up to the date of this Form 10-Q, we have no shares of our common stock that are issued under compensation plans approved by our shareholders.

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

ITEM 4.

CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of April 30, 2012 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

As of April 30, 2012, the management of Buka assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the six months ended April 30, 2012 fairly present our financial condition, results of operations and cash flows in all material respects

Material Weaknesses

The Directors have assessed the effectiveness of Buka’s internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of April 30, 2012, our audit committee did not have an independent “expert” on it who could advise our Board as to financial matters.   In addition, there was no policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.

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

There were no changes in our internal control over financial reporting during the six months ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We were incorporated in 2007 and have not yet conducted any exploration activities.  We have no revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our operations are not profitable and our net loss from inception to April 30, 2012 is $114,812.  Based upon current plans, we expect to incur operating losses in future periods in connection with our exploration and evaluation of our mining claim.

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

Our directors and officers as at April 30, 2012 own 26,500,000 shares of common stock representing 56% of our outstanding shares.  They purchased their shares for $0.001 per share.  The directors and officers registered for resale 20,000,000 of their shares under an effective registration statement.  They have sold the above mentioned registered shares.   On February 14, 2012, one of the directors made a private placement to the Company whereby the Company issued 1,000,000 common shares at a price of $0.007 per share for a total amount of $70,000.   This resulted in the directors and officers owning 26,500,000 common shares representing 57% of our outstanding shares.  Even with this sale of shares, they have substantial influence over our operations and can effect certain corporate transaction without further shareholder approval.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

MINE SAFETY DISCLOSURE

Not applicable

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

101.INS XBRL Instant Document (*)

101 SCH XBRL Taxonomy Extension Schema Document (*)

101 CAL XBRL Taxonomy Extension Calculation Linkbase Document (*)

101 LAB XBRL Taxonomy Extension Labels Linkbase Document (*)

101 PRE XBRL Taxonomy Extension Presentation Linkbase Document (*)

101 DEF XBRL Taxonomy Extension Definition Linkbase Document (*)

(*)  Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUKA VENTURES INC.
(Registrant)

Date: June 6, 2012	RITESH CHANDRA SINGH
Chief Executive Officer, President and Director

Date: June 6, 2012	RANJANA BHARAT
Chief Financial Officer, Chief Accounting Officer, Secretary and Director

Exhibit 31.1

The certification required by Rule 13a-14a (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17CFR 240. 15d-14(a))

I, Ritesh Chandra Singh, certify that:

1.

I have reviewed this Form 10-Q of Buka Ventures Inc. (the “registrant”);

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act 13a-15(e) and 15d – 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal controls over financing reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end to the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal year (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operations of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: June 6, 2012

RITESH CHANDRA SINGH

Ritesh Chandra Singh

Chief Executive Officer,

President and Director

Exhibit 31.2

The certification required by Rule 13a-14a (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17CFR 240. 15d-14(a))

I, Ranjana Bharat, certify that:

1.

I have reviewed this Form 10-Q of Buka Ventures Inc. (the “registrant”);

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act 13a-15(e) and 15d – 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal controls over financing reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end to the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal year (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operations of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:,June 6, 2012

RANJANA BHARAT

Ranjana Bharat

Chief Accounting Officer

Chief Financial Officer and Director

Exhibit 32.1

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report (the “Report”) on the Form 10-Q of Buka Ventures Inc. (the “Company”) for the six months ended April 30, 2012, as filed with the Securities and Exchange Commission on the date hereof, I, Ritesh Chandra Singh, Chief Executive Officer, President and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1. The Quarterly Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: June 6, 2012

RITESH CHANDRA SINGH

Ritesh Chandra Singh

Chief Executive Officer,

President and Director

Exhibit 32.2

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report (the “Report”) on the Form 10-Q of Buka Ventures Inc. (the “Company”) for the six months ended April 30, 2012, as filed with the Securities and Exchange Commission on the date hereof, I, Ranjana Bharat, Chief Accounting Officer, Chief Financial Officer and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1. The Quarterly Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date:  June 6, 2012

RANJANA BHARAT

Ranjana Bharat

Chief Accounting Officer

Chief Financial Officer and Director