Form 10-Q
period 2012-07-31
BUKA VENTURES INC.
filed 2012-09-10
CIK 1451433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended July 31, 2012

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

Yes []   No   [X]

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

August 31, 2012: 46,500,000 common shares

INDEX

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Buka Ventures Inc. (Pre-exploration stage company) (the “Company”) at July 31, 2012 (with comparative figures as at October 31, 2011) and the statement of operations for the three and nine months ended July 31, 2012 and 2011 and from inception  (March 15, 2007) to July 31, 2012, and the statement of cash flow for the nine months ended July 31, 2012 and 2011 and from inception (March 15, 2007) to July 31, 2012 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended July 31, 2012 are not necessarily indicative of the results that can be expected for the year ending October 31, 2012.

BUKA VENTURES INC.

(Pre-Exploration Stage Company)

BALANCE SHEETS

	July 31, 2012	October 31, 2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS

Cash	$ 58,444	$ 4,305

Total Current Assets	$ 58,444	$ 4,305

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES

Accounts payable	$ 22,861	$ 18,055
Advances from related parties	19,766	14,708

Total Current Liabilities	42,627	32,763

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common stock
750,000,000 shares authorized, at $0.001 par value;
46,500,000 and 45,500,000 shares issued and outstanding at July 31, 2012 and October 31, 2011, respectively	46,500	45,500
Capital in excess of par value	93,800	24,800
Deficit accumulated during the pre-exploration stage	(124,483)	(98,758)

Total Stockholders’ Equity (Deficiency)	15,817	(28,458)

Total Liabilities and Stockholders’ Equity (Deficiency)	$ 58,444	$ 4,305

The accompanying notes are an integral part of these unaudited financial statements.

BUKA VENTURES INC.

(Pre-Exploration Stage Company)

STATEMENTS OF OPERATIONS

For the three and nine months ended July 31, 2012 and 2011 and for the period from March 15, 2007 (date of inception) to July 31, 2012

(Unaudited)

	For the three months ended July 31, 2012	For the three months ended July 31, 2011	For the Nine Months Ended July 31, 2012	For the Nine Months Ended July 31, 2011	March 15, 2007 (date of inception) to July 31, 2012

REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES

Impairment loss on mineral claim	-	-	-	-	5,000
Exploration costs	-	-	-	-	8,922
General and administrative	9,671	3,283	25,725	12,249	110,561

NET LOSS	$ (9,671)	$ (3,283)	$ (25,725)	$ (12,249)	$ (124,483)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	46,500,000	45,500,000	46,113,139	45,500,000

The accompanying notes are an integral part of these unaudited financial statements.

BUKA VENTURES INC.

(Pre-Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the nine months ended July 31, 2012 and 2011 and for the period from March 15, 2007 (date of inception) to July 31, 2012

(Unaudited)

	For the nine months ended July 31, 2012	For the nine months ended July 31, 2011	From March 15, 2007 (date of inception) to July 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (25,725)	$ (12,249)	$ (124,483)

Adjustments to reconcile net loss to net cash (used) in operating activities:

Impairment loss on mineral claim	-	-	5,000
Common stock issued for expenses	-	-	5,000
Capital contributions – expenses paid by Officers and			24,800
Changes in accounts payable	4,806	4,368	22,861

Net Cash (Used) in Operating Activities	(20,919)	(7,881)	(66,822)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of mineral claim	-	-	(5,000)
Net Cash (Used) in Investing Activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	5,058	7,827	19,766
Proceeds from issuance of common stock	70,000	-	110,500

Net Cash Provided by Financing Activities	75,058	7,827	130,266

Net (Decrease) Increase in Cash	54,139	(54)	58,444

Cash at Beginning of Period	4,305	4,377	-

CASH AT END OF PERIOD	$ 58,444	$ 4,323	$ 58,444

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Capital contributions – expenses paid by Officers Common stock issued for expenses	$ - $ -	$ - $ -	$ 24,800 $ 5,000

The accompanying notes are an integral part of these unaudited financial statements

BUKA VENTURES INC.

(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2012

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

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Period Ended	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

10/31/07	7,375	2027	2,212	(2,212)	-

10/31/08	23,172	2028	6,952	(6,952)	-

10/31/09	39,125	2029	11,737	(11,737)	-

10/31/10	14,247	2030	4,275	(4,275)	-

10/31/11	14,839	2031	4,452	(4,452)	-

7/31/12	25,725	2032	7,717	(7,717)	-

	$ 124,483		$ 37,345	$ (37,345)	$ -

The total valuation allowance as of July 31, 2012 was $37,345 which increased by $7,717 for the nine months ended July 31, 2012.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Recent Accounting Pronouncements

The Company does not expect that the adoption of recent accounting pronouncements will have a material impact on its financial statements.

BUKA VENTURES INC.

(Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2012

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

4.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the nine month period ended July 31, 2012 one of the directors made advances to the Company in the amount of $5,058.

The two officers-directors have acquired 57% of the common stock issued, have made net advances to the Company of $19,766 and have made contributions to capital of $24,800 in the form of expenses paid for the Company. The advances are non-interest bearing and payable on demand.

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

We are an Emerging Growth Company as defined in the Jumpstart Our Business Startups Act.

We shall continue to be deemed an emerging growth company until the earliest of—

(A) the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(B) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement under this title;

(C) the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(D) the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures.

Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company we are exempt from Section 14A and B of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

We have irrevocably opted out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Act.

 Our sole asset is a 100% interest in the Sigatoka Gold claim located in the Republic of Fiji.  We acquired the Sigatoka Gold claim for the sum of $5,000 from an unrelated third party on May 1, 2007.  We own no property other than the Sigatoka Gold claim.  We engaged Thomas Raju, a Geological Consultant, to explore and summarize the exploration potential of the Sigatoka Gold claim and to make recommendations.  Under the study, it was recommended that a mineral exploration program consisting of air photo interpretation, geological mapping, geochemical soil sampling and geophysical surveying be conducted at the Sigatoka Gold claim and to identify targets for diamond drilling if warranted.  The cost for this mineral exploration program is estimated to cost of FJD $37,700 (US$20,285).   This exploration program was completed by Thomas Solanki, Professional Geologist, in November 2011 as more fully described on pages 17 to 20 inclusive.

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

Our administrative office is located at 21 Luke Street, Vatuwaqa, Suva, Fiji.  Our telephone number is 679-331-3255.   We do not maintain a web site.

PLAN OF OPERATIONS

Our estimate of expenses for the next 12 months is outlined below.

Expenses	Amount	Description

Accounting	$ 5,460	Fees to the internal accountant for preparing the quarter and annual working papers for the financial statements to be reviewed and examined by the independent accountants.
Audit	5,700	Review of the quarterly financial statements and examination of the annual financial statements and rendering an opinion thereon.
Mineral exploration program	20,285	Mineral exploration program.
Edgar and XBRL filing service fees	5,600	Estimate of fees to file with SEC the various documents and XBRL the applicable documents
Office	2,000	General office supplies.
Transfer agent’s fees	2,000	Annual maintenance fee and preparation of share certificates and other documents periodically required by the Company.
	41,045
Add: Accounts Payable	22,861	Relates to accounts payable owed to third parties as at July 31, 2012 with no consideration to amounts owed to related parties
Estimated expenses	63,906	Before consideration of cash on hand
Less: cash on hand	58,444
Cash shortage	$ 5,462

We do not intend to hire any employees at this time. All of the work on the Sigatoka Gold Claim will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying and exploration.   In undertaking the exploration program recommended by Thomas Raju, we engaged the services to Thomas Solanki, Professional Geologist, who undertook the exploration work as more fully described on pages 17 to 20 inclusive.

RESULTS OF OPERATIONS

Foreign Currency and Exchange Rates

Our mineral property is located in the Republic of Fiji.  However costs expressed in the geological report on the Claim are expressed in United States Dollars.   Any work to be conducted at the Claim is expected to be paid in Fijian dollars.  The functional currency is considered to be US dollars.

Results of Operations for the three and nine months ended July 31, 2012 and 2011

For the period from March 15, 2007 (date of inception) to July 31, 2012, we had a net loss of $124,483. Our net loss for the nine months ended July 31, 2012 and July 31, 2011 represents various expenses incurred with payment to our independent accountants, office expenses, transfer agent fees and various accrued expenses which have not be paid to date as follows:

	Three months ended July 31, 2012	Three months ended July 31, 2011	Nine months ended July 31, 2012	Nine months ended July 31, 2011
Expense	Amount	Amount	Amount	Amount	Description

Accounting and audit	$ 1,920	$ 2,144	$ 8,820	$ 9,268	Auditor and accountant fees
Bank charges	-	18	-	54	Monthly bank charges – bank account closed during current year
Consulting	-	-	5,000	-	Various services required by management
Filing fees	6,365	1,000	9,301	1,000	Difference relates to XBRL filings in current year
Office	166	46	499	202	Photocopying, courier and general office supplies
Transfer agent	1,220	75	2,105	1,725	Miscellaneous fees from transfer agent

Total	$ 9,671	$ 3,283	$25,725	$ 12,249

Liquidity and Capital Resources

As of July 31, 2012, the Company had $58,444 cash on hand and current liabilities of $42,627 representing a working capital position of $15,817.

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

History

Gold was first reported in the area by Fijian and British prospectors over 77 years ago. Mineral lode claims were recorded in 1925 in the surrounding areas.  Numerous showings of mineralization have been discovered in the area and six prospects have achieved significant production, with Mamanuca Gold Mine (32 kilometers away) producing 110,000 ounces of gold annually.   During the 1990' s several properties north of Sigatoka Gold Claim were drilled by junior mineral exploration companies.  We have conducted preliminary exploration work in November 2011 as recommended by Thomas Raju below.

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

Mineralization

No mineralization has been previously reported for the area of the property but mineralization was found by Thomas Solanki as shown on page 21.

Exploration

Records indicate that no detailed exploration has been completed on the property on Sigatoka Gold Claim other than the exploration work performed by Thomas Solanki in November 2011 which is more fully described on page 17 to 20 inclusive.

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

Recommendations by Thomas Raju

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

Exploration Work on the Sigatoka undertaken in November 2011

The Company hired Thomas Solanki, Professional Geologist, to undertake the exploration program recommended by Thomas Raju in his report dated June 15, 2007.  The following represents the method and results from this exploration work.

Exploration Work

The geologist identified three quartz filled fractures systems within the sedimentary rocks transecting the central area of property (referred to as the north, central and south veins). The veins are generally one meter in width, parallel to the local schistosity, and can be traced for up to 200 meters on surface.  In some areas, the veins have an estimated width of up to 3 meters. A series of trenches and adits in the  central property area provide good exposure to the veins. The main zone, in which the mineshaft is located, consists of an epithermal quartz filled fault zone found within the local limestone and conglomerate country rocks.  Hematite and carbonate alteration, and chrysocolla mineralization were commonly noted at each sample location within the quartz gangue and the immediate wall rocks. Frequently, quartz veins had a vesicular texture.  The south zone is located approximately 340 meters south of the main zone. This zone has similar mineralogy and orientation to the main zone. The approximate width of the south zone varied from 0.5 to 2 meters (1.5 to 6.5 feet).   The north zone is located 175 meters north of the main zone. Only one vein exposure was identified here. The mineralogy of the north zone and orientation is similar to that of the main and south zones.

Working Methodology

The Sigatoka project area has concentrated on exploration activity and is a grassroots exploration project. Details of the exploration activities on the property are outlined and are summarized herein. Much of the information concerning the geology and the results of exploration on the Sigatoka project were collected and interpreted by SOPAC during ongoing exploration. The preparatory compilation work comprised the recovery of old airborne geophysical surveys, digitizing of previously published maps, geometric co-registration of the spatial data layers, various image processing and enhancement techniques and knowledge-driven geological image interpretation. Additional studies conducted during this period include petrographic and scanning electron microscopy studies, and a study of the geology of the area. The geological setting of the project area is outlined by regional mapping undertaken by the geologist (author). The results of property scale mapping are presented in the report as well.

Sampling Methods

Rock and Soil samples were collected under the direct supervision geologist using glass bottles and sealed in the field by the supervisor with bottle cap.

Samples were transported under supervision where they were dispatched by ground courier to the laboratory

The following sample preparation procedures were followed by the laboratory:

•  The entire sample was oven dried, sample size was approx 4 to 8kg.

•  The sample was passed through a jaw crusher if necessary.

•  The entire sample was pulverized in LM3 ring mills to a specification of at least 85% passing 753.

•  The entire sample was mixed and homogenized prior to sampling for  assay.

•  The residual pulp was re-bagged and was stored for future reference for a six-month period.

•  Assays for gold were carried out on all samples with gold determined by fire assay on 30g sample with AAS finish.

•  Cu, Pb, Zn, Ag - by AAS following conc. HCl and HCl/HNO3/HClO4 leach in latter stages on 1g sample.

•  1 in 11 samples were subjected to repeat assay.

Soil geochemistry

More than 800 augered soil samples were collected by BHP at 20 m intervals along cut lines spaced 200 m apart . The BHP samples were analyzed for Au, Ag, As and Hg, and most were also analyzed for Cu, Pb, and Zn. The ACM samples were analyzed for Au and As. It was suggested threshold values for the BHP samples of 0.022 ppm Au, 20 ppm As, 30 ppm Cu, 50 ppm Pb and 70 ppm Zn. Correlation coefficients calculated by the geologist for element pairs suggested little correlation between Au and As, and no correlation between Au and Cu, Pb and Zn.

Gold values in the soil samples define a NNE trending band of anomalies extending from the most northerly line of samples, north of the gorge section, to about 1 km south of the confluence of Suva and Sigatoka streams. Arsenic is anomalous in the vicinity of the gorge section, but unlike Au, the anomalous As does not extend northward. South of the confluence of Suva & Sigatoka streams, the As anomalous zone is displaced westward in comparison to the Au anomalous zone.

Data Verification

No other procedures of quality control were employed and no opinion on their lack is expressed. Thomas Solanki  has reviewed all historical reports as referred to in the text of his report and indexed in the list of references. He does not doubt the authenticity or substance of previous investigation reports but has not carried out a total audit of the available information. Where applicable he has relied on previous estimates and proposals for project development.

Analytical Results

SAMPLE NO

 Cu,ppm

Pb,ppm

Zn,ppm

Au,ppm

Ag,ppm

A1

63

11

47

.03

<0.5

A2

65

<5

98

.02

<0.5

A3

32

<5

76

.01

<0.5

A4

40

5

46

.02

<0.5

A5

110

<5

102

<.01

<0.5

A6

115

5

85

<.01

<0.5

A7

85

<5

68

.01

0.5

A8

72

5

90

.01

<0.5

A9

90

<5

109

.02

<0.5

A10

118

<5

55

.01

<0.5

A11

128

11

121

.01

<0.5

Airborn Geophysical Program

Buka Ventures completed follow-up investigations in 11 target areas highlighted by work undertaken during the exploration period. The selection of targets was based on the results of geological aspects in the area, The initial work undertaken consisted of a property wide fixed-wing magneto meter, VLF-EM, gamma ray spectrometer airborne survey (8,424 line-km). Radiometric maps for uranium, thorium and potassium generated by the survey indicated several areas of high total counts which were seen to coincide with several high lake sediment uranium anomalies (The total field-VLF component of the survey yielded structural lineament data useful in the definition of the localized stratigraphy and the delineation of regional structural domains. The mag and VLF data was combined with the field observations to generate a project scale geology map The airborne mag-VLF survey was followed-up by a combined time domain (VTEM)/cesium magnetometer airborne survey in four separate areas on the property (1,676 line-km). The objective of this survey was to map conductive trends at depth in areas where mapping, prospecting and sampling was sufficiently far advanced to define drill hole targets. Additional helicopter supported lake bottom sampling (11 samples) was undertaken to verify and further expand the area.. Additional investigations, consisting of prospecting horizon soil sampling, MMI soil sampling, radon sampling, outcrop washing, and channel sampling were also completed on a wide variety of targets on the property.

Conclusions and Recommendations of Thomas Solanki

The setting of the Sigatoka Gold Mine is triggered by the units of the Precambrian rocks that are found at those mineral sites. Grass-root exploration has been conducted and surveyed. Mineralization found on the claim is consistent with that found associated with zones of extensive mineralization. Structures and mineralization probably related to this intrusion are found throughout the region and occur on the claim.

They are associated with all the major mineral occurrences and deposits in the area. Potential for significant amounts of mineralization to be found exists on the property and it merits intensive exploration.

Further exploration is to be outlined as the mineralized system currently miniscule in the Sigatoka Gold Mine.

The exploration work is to describe and allow interpretation of a follow-up diamond drill program, so that the known mineralization and the whole property can be thoroughly evaluated with the most up to date exploration techniques.

Based on field observations, laboratory results, and reviews of available geological and historical data, further exploration work is warranted at the property.

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

Compensation Plans

As of July 31, 2012 and up to the date of this Form 10-Q, we have no shares of our common stock that are issued under compensation plans approved by our shareholders.

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

ITEM 4.

CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of July 31, 2012 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

As of July 31, 2012, the management of Buka assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the nine months ended July 31, 2012 fairly present our financial condition, results of operations and cash flows in all material respects

Material Weaknesses

The Directors have assessed the effectiveness of Buka’s internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of July 31, 2012, our audit committee did not have an independent “expert” on it who could advise our Board as to financial matters.   In addition, there was no policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.

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

There were no changes in our internal control over financial reporting during the nine months ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We were incorporated in 2007 and have not yet conducted any exploration activities.  We have no revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our operations are not profitable and our net loss from inception to July 31, 2012 is $124,483.  Based upon current plans, we expect to incur operating losses in future periods in connection with our exploration and evaluation of our mining claim.

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

Our directors and officers as at July 31, 2012 own 26,500,000 shares of common stock representing 57% of our outstanding shares.  They purchased their shares for $0.001 per share.  The directors and officers registered for resale 20,000,000 of their shares under an effective registration statement.  They have sold the above mentioned registered shares.   On February 14, 2012, one of the directors made a private placement to the Company whereby the Company issued 1,000,000 common shares at a price of $0.007 per share for a total amount of $70,000.   This resulted in the directors and officers owning 26,500,000 common shares representing 57% of our outstanding shares.  Even with this sale of shares, they have substantial influence over our operations and can effect certain corporate transaction without further shareholder approval.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

BUKA VENTURES INC.
(Registrant)

Date: September 5, 2012	RITESH CHANDRA SINGH
Chief Executive Officer, President and Director

Date: September 5, 2012	RANJANA BHARAT
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

Date: September 5, 2012

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

Date: September 5, 2012

RANJANA BHARAT

Ranjana Bharat

Chief Accounting Officer

Chief Financial Officer and Director

Exhibit 32.1

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report (the “Report”) on the Form 10-Q of Buka Ventures Inc. (the “Company”) for the nine months ended July 31, 2012, as filed with the Securities and Exchange Commission on the date hereof, I, Ritesh Chandra Singh, Chief Executive Officer, President and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1. The Quarterly Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: September 5, 2012

RITESH CHANDRA SINGH

Ritesh Chandra Singh

Chief Executive Officer,

President and Director

Exhibit 32.2

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report (the “Report”) on the Form 10-Q of Buka Ventures Inc. (the “Company”) for the nine months ended July 31, 2012, as filed with the Securities and Exchange Commission on the date hereof, I, Ranjana Bharat, Chief Accounting Officer, Chief Financial Officer and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1. The Quarterly Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date:  September 5, 2012

RANJANA BHARAT

Ranjana Bharat

Chief Accounting Officer

Chief Financial Officer and Director

33