Form 10-K
period 2012-10-31
BUKA VENTURES INC.
filed 2013-02-01
CIK 1451433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(x)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended October 31, 2012

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

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   [   ] Yes    [ X ]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    [   ]  Yes   [ X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X  ]  Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    [ X ] Yes  [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K   [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer   [   ]

Accelerated filer

          [   ]

Non-accelerated filer     [   ]  (Do not check if a small reporting company)

Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [  ]   No   [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 30, 2012 was $0.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

January 29, 2013: 46,500,000 common shares

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

TABLE OF CONTENTS

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

We have no historical information to allow anyone to base an evaluation on our future performance. We have only been incorporated since March 15, 2007 and have generated no revenue during our time in existence.  We do not know if we will be successful in our business operations in the future.   Like all new businesses we are a start up company and will suffer all the problems of being a start up company as follows:

●	possible delays in exploring Sigatoka and experiencing cost overruns;

●	trying to generate revenue or identify sources of cash, managing our assets and administrating ongoing financial commitments to our creditors;

●	adhering to all regulatory requirements both as a future public company and as a company required to meet State and Federal filing requirements; and

●	ensuring our shareholders are informed about our development on a regular basis.

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

We were incorporated in 2007 and have not yet conducted any exploration activities.  We have no revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our operations are not profitable and our net loss from inception to October 31, 2012 is $122,325.  Based upon current plans, we expect to incur operating losses in future periods in connection with our exploration and evaluation of our mining claim.

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

Our directors and officers currently own 26,500,000 shares of common stock representing 57% of our outstanding shares.

There may be in the future no market for our common stock.

Our common stock is listed on the OTC Bulletin Exchange (OTCBB).   There may not be a market developed for our shares in order that our shareholders might be able to sell their shares.  Therefore, the ability of our shareholders to sell their shares of common stock may be limited which may affect the price of our shares of common stock.

When a market develops for our shares our shares may be thinly traded, with wide share price fluctuations, low share prices and minimal liquidity.

Even though our shares of common stock are quoted on the OTCBB, our share price may be volatile with wide fluctuations in response to several factors, including but not limited to:

●	Potential investors’ anticipated feeling regarding our results of operations;
●	Increased competition and/or variations in mineral prices;
●	Our ability or inability to generate future revenues; and
●	Market perception of the future of the mineral exploration industry.

Further, our share price may be impacted by factors that are unrelated or disproportionate to our operating performance.  Our share price might be affected by general economic, political and market conditions, such as recessions, changes in interest rates or international currency fluctuations.  In addition, stocks traded on the OTCBB are usually thinly traded, highly volatile and not followed by analysts.  These factors, which are not under our control, may have a material effect on our share price.

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

Fiji
Division boundary
National capital
Division capital
Road
0 50 100 Kilometers
0 50 100 Miles
PAPUA NEW GUINEA
SOLOMON ISLANDS
KIRIBATI
TUVALU
Wallis and Futuna (FR.)
WESTERN SAMOA
VANUATU
FIJI
TONGA
New Caledonia (FR.)
AUSTRALIA
SOUTH PACIFIC OCEAN
NEW ZEALAND
Rotuma (administered by EASTERN DIVISION)
SOUTH PACIFIC OCEAN
NORTHERN DIVISION
WESTERN DIVISION
EASTERN DIVISION
CENTRAL DIVISION
Thikombia Island
Vetauua Island
Nggelelevu
Labasa
Vanua Levu
Rabi
Buca
Yadua
Nabouwalu
YASAWA GROUP
Bligh Water
Viwa
Waya
Lautoka
Ba
Rakiraki
Viti Levu
Nadi
Sigatoka
Nausori
SUVA
Levuka
Ovalau
Koro
Nairai
Taveuni
Qamea
Naitaba
Wailagi Lala
Yacata
Vanua Balavu
Kanacea
Vatu Vara
Mago
Munia
Tuvuca
LAU GROUP
Cicia
Nayau
Ngau
Koro Sea
Lakemba Island
Vanua Vatu
Oneata
Moce
Komo
Beqa
Vatulele
Kandavu Passage
Ono
Kandavu Island
Moala
MOALA GROUP
Matuku Island
Totoya
Vuaqava
Kabara
Namuka-i-lau
YAGASA CLUSTER
Ogea Levu
Fulanga Island
Ogea Driki
Vatoa Island
Ono-i-lau
Tuvana-i-Ra
Tuvana-i-Tholo
Ceva-i-Ra

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

LOCATION MAP: SIGATOKA GOLD MINE
1419 SPL Mining Tenement
* Green: Asphalt Road
* Orange: Gravel Road

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

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED  STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Since inception, there has been no trading market for Buka’s common stock.  Buka has not paid any dividends on its common stock and it does not anticipate that it will pay dividends in the foreseeable future.  As at October 31, 2012, Buka had 41 shareholders; two of these shareholders are officers and directors of Buka.

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

Operation Statement Data

	For the year ended October 31, 2012	March 15, 2007 (date of inception) to October 31, 2012

Revenue	$ -	$ -
Exploration expenses	-	8,922
General and Administrative	23,567	108,403
Net loss	(23,567)	(122,325)

Weighted average shares outstanding (basic)	46,210,382
Weighted average shares outstanding (diluted)	46,210,382
Net loss per share (basic)	$ (0.00)
Net loss per share (diluted)	$ (0.00)

Balance Sheet Data

Cash	$ 53,939
Prepaid expense	8,050
Total assets	61,989
Total liabilities	44,014
Total Stockholders’ deficiency	17,975

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

PLAN OF OPERATIONS

Our financial commitments for the next twelve months consist of primarily related expenses of approximately $20,000 associated with the initiation of a mineral exploration program for a total estimate of expenses and cash requirements of $9,067.  Including mineral exploration program, we will have to incur the following estimated expenses, including amounts owed to third party creditors less cash on hand, over the next twelve months:

Expenses	Amount	Description

Accounting	$ 5,040	Fees to the internal accountant for preparing the quarter and annual working papers for the financial statements to be reviewed and examined by the independent accountants.
Audit	5,700	Review of the quarterly financial statements and examination of the annual financial statements and rendering an opinion thereon.
Mineral exploration program	20,285	Mineral exploration program.
Filing fees	4,000	Filing reports with the SEC.
Office	1,000	General office supplies.
Transfer agent’s fees	2,000	Annual maintenance fee and preparation of share certificates and other documents periodically required by the Company.
Miscellaneous	1,000	Miscellaneous expenses.
	39,025
Add: Account Payable	23,981	Relates to accounts payable owed to third parties as at October 31, 2012 with no consideration to amounts owed to related parties.
Estimated cash requirements before cash on hand	63,006
Deduct: Cash on hand	(53,939)	As at October 31, 2012
Estimated cash needed	$ 9,067

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

Results of Operations for the year ended October 31, 2012

For the period from November 1, 2011 to October 31, 2012, we had a net loss of $23,567 and a total net loss from March 15, 2007 (date of inception) to October 31, 2012 of $122,325.  Our loss for the year ended

October 31, 2012 represents various expenses incurred with payment to our independent accountants, office expenses and various accrued expenses which have not been paid to date as follows:

Expense	October 31, 2012	October 31, 2011	Description

Accounting and audit	$ 10,740	$ 11,412	Audit fees and preparation of working papers for submission to our independent accountants.
Bank charges	-	72	Bank charges related to our bank account.
Consulting	5,000	-	Fee for organizing Phase I exploration program.
Filing fees	4,881	1,355	Filing reports with SEC under XBRL filings. (*)
Office	766	275	Office supplies including photocopying, courier and faxing documents.
Transfer agent	2,180	1,725	Annual list of officers and directors, resident agent service and business license and other charges.
Total	$ 23,567	$ 14,839

(*)

The increase in Filing Fees relates to obtaining a new edgar filer who required an initial payment of $6,000 in addition to quarterly charges of approximately $350 whereas the former edgar filer charged $1,565 and $1,371 for the quarters ended October 31, 2011 and January 31, 2012 respectively.

Liquidity and Capital Resources

As of October 31, 2012, the Company had cash of $53,939, prepaid expenses of $8,050 and current liabilities of $44,014 representing working capital of $17,975.

We cannot assure that additional capital required to finance our operations will be available on acceptable terms, if at all.  Any failure to secure additional financing may force us to modify our business plan.  In addition, we cannot be assured of profitability in the future.

Critical Accounting Policies

In presenting our financial statements in conformity with U.S. generally accepting accounting principles, or GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures.

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

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.   Actual results could vary from the estimates that were assumed in preparing these financial statements.

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

Corporate Organization and History Within Last Five years

The Company was incorporated under the laws of the State of Nevada on March 15, 2007 under the name Buka Ventures Inc.  The Company does not have any subsidiaries, affiliated companies or joint venture partners.   We have not been involved in any bankruptcy, receivership or similar proceedings since inception nor have we been party to a reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business other than the Sigatoka Gold Claim.    We have plans to complete Phase I of our exploration program during the spring of 2013.

We have relied upon advances from our directors to assist in financing the Company’s operations since inception.  As of the October 31, 2012 our directors had advanced an aggregate total of $20,033 to the Company.

Since our inception we have incurred the following expenses:

Accounting and audit	$ 43,317	Accounting and audit fees since inception.
Bank charges	586
Consulting	20,000	Preparation of Form S-1 by legal counsel.
Exploration expenses	8,922	Property purchase, mining license and other expenses.
Filing fees	12,331	Filing with State of Nevada for annual report and cost of edgar and XBRL filings.
Impairment loss on mineral claim	5,000	The price to acquire the Sigatoka Gold Claim.
Incorporation costs	800	Cost of incorporation in State of Nevada.
Legal	1,500	Legal opinion under Exhibit 5 to Form S-1.
Management fees	15,500	Management fees formerly accrued (*).
Office	2,197	Photocopying, delivery and fax.
Rent	6,200	Rent formerly accrued (*).
Telephone	3,100	Telephone formerly accrued (*).
Transfer agent fees	7,622	Annual transfer agent fees and certificate issuance.

Total	$ 127,075

(*)  Previously the Company accrued as an expense on a monthly basis for management fees, rent and telephone with an offsetting entry to Capital in Excess of Par Value.   This accounting practice is not longer adhered to.

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

Compensation Plans

As at October 31, 2012 and up to the date of this Form 10-K, we have no shares of our common stock that are issued under compensation plans approved by our shareholders.

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements attached to this Form 10-K for the year ended October 31, 2012 have been audited by our independent accountants, Sadler Gibb & Associates, LLC, 291 South 200 West, Farmington, Utah, 84025 and attached hereto.

ITEM 9.

CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer, Ms. Ritesh Singh, and Principal Accounting Officer, Ms. Ranjana Bharat, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of October 31, 2012 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012 fairly present our financial condition, results of operations and cash flows in all material respects.

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

The Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses.  As of October 31, 2012, the Company did not have a separate audit committee or a policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.

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

As a result of the material weakness in internal control over financial reporting described above, the Company's management has concluded that, as of October 31, 2012, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

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

Name	Age	Became a Director	Position

Ritesh Chandra Singh	35	2007	Chief Executive Officer, President and Director

Ranjana Bharat	37	2007	Chief Financial Officer, Secretary and Director

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

Significant Employees

Buka has no paid employees as such.  Our Officers and Directors fulfill many functions that would otherwise require Buka to hire employees or outside consultants.  We anticipate engaging the services of workers to assist in the exploration of the Sigatoka Gold Claim.  We expect to engage a field worker(s) during the spring of 2013 to assist in conducting the Phase I exploration work to undertaken on the Sigatoka Gold Claim.  Any field workers we engage will not be considered employees either on a full time or part time basis.  This is because our exploration programs will not last more than a few weeks and once completed these individuals will no longer be required to fulfill such functions.

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

Compensation Summary

The following table summarizes all compensation earned by or paid to our Chief Executive Officer (Principal Executive Officer) and other executive officers, during the past five fiscal years ended October 31 2012, 2011, 2010, 2009, and 2008.

SUMMARY COMPENSATION TABLE

Name and principal Position	Year	Salary	Option Award	All other Compensation	Total

Ritesh Chandra Singh Chief Executive Officer	2008 2009 2010 2011 2012	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0

Ranjana Bharat Chief Financial Officer	2008 2009 2010 2011 2012	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0

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

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as at January 18, 2013, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of her shares and possess sole voting and dispositive power with respect to the shares.

Name	Common Shares Owned	Percentage

Ritesh Chandra Singh 21 Luke Street Vatuwaga, Suva, Fiji	18,000,000	38.7

Ranjana Bharat 20 Howell Road Samabula, Suva, Fiji	8,500,000	18.3

Directors and Officers as a group	26,500,000	57.0

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

Director Independence

Neither of our directors is independent within the meaning of Section 4200(a) 15 of the NASDAQ Stock Market Rules.

Our authorized capital consists of 750,000,000 shares of common stock, par value $0.001 per share, of which 46,500,000 shares are issued and outstanding.

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

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)

Audit Fees

The aggregate fees billed by the independent registered accountants for the period ended October 31, 2012 and 2011, for professional services for the review of the quarterly financial statements as at January 31, April 30 and July 31, annual financial statements as of October 31, and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:  $800 for the quarters ended January 31, April 30, and July 31, and $3,700 for the October 31, 2012 audit, and $3,300 for the October 31, 2011 audit.

(2)

Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Buka’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)

Tax Fees

The aggregate fees billed in October 31, 2012 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4)

All Other Fees

During the period from inceptions to October 31, 2012 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

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

Date: January 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

By:   RITESH CHANDRA SINGH

Ritesh Chandra Singh

Chief Executive Officer,

President and Director

Date: January 29, 2013

By:   RANJANA BHARAT

Ranjana Bharat

Chief Accounting Officer,

Chief Financial Officer and Director

Date: January 29, 2013

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

/s/ Madsen & Associates CPA’s. Inc.

Murray, Utah

January 29, 2013

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the use in this Annual Report on Form 10-K of Buka Ventures Inc. for the year ended October 31, 2012, of our report dated January 5, 2012 relating to the financial statements for the years ended October 31, 2011 and 2010, and for the period from March 15, 2007 (date of inception) to October 31, 2011 listed in the accompanying index.

/s/ Madsen & Associates CPA’s, Inc. Madsen & Associates CPA’s, Inc. Murray, Utah January 29, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Buka Ventures Inc.

(A Pre-Exploration Stage Company)

We have audited the accompanying balance sheets of Buka Ventures Inc. (a Pre-Exploration Stage Company) (the Company) as of October 31, 2012, and the related statements of operations, stockholders’ deficiency, and cash flows for the year ended October 31, 2012, and for the period March 15, 2007 (date of inception) to October 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the year ended October 31, 2011, and for the period March 15, 2007 (date of inception) to October 31, 2011 were audited by other auditors whose report, dated January 5, 2012, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buka Ventures Inc. (a Pre-Exploration Stage Company) as of October 31, 2012, and the results of its operations and its cash flows for the year ended October 31, 2012, and for the period March 15, 2007 (date of inception) to October 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sadler, Gibb & Associates, LLC

Farmington, UT

January 29, 2013

BUKA VENTURES INC.

(Pre-Exploration Stage Company)

BALANCE SHEETS

	October 31, 2012	October 31, 2011
ASSETS

CURRENT ASSETS

Cash	$ 53,939	$ 4,305
Prepaid expense	8,050	-

Total Current Assets	$ 61,989	$ 4,305

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES

Accounts payable	$ 23,981	$ 18,055
Advances from related parties	20,033	14,708

Total Current Liabilities	44,014	32,763

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY (DEFICIENCY)	-	-

Common stock
750,000,000 shares authorized, at $0.001 par value;
46,500,000 shares issued and outstanding as of October 31, 2012, 45,500,000 shares issued and outstanding as of October 31, 2011	46,500	45,500
Capital in excess of par value	93,800	24,800
Deficit accumulated during the pre-exploration stage	(122,325)	(98,758)

Total Stockholders’ Equity (Deficiency)	17,975	(28,458)

Total Liabilities and Stockholders’ Equity (Deficiency)	$ 61,989	$ 4,305

The accompanying notes are an integral part of these financial statements.

BUKA VENTURES INC.

(Pre-Exploration Stage Company)

STATEMENTS OF OPERATIONS

For the years ended October 31, 2012 and 2011 and for the period from March 15, 2007 (date of inception) to October 31, 2012

	For the Year Ended October 31, 2012	For the Year Ended October 31, 2011	From March 15, 2007 (date of inception) to October 31, 2012

REVENUE	$ -	$ -	$ -

EXPENSES

Impairment loss on mineral claim	-	-	5,000
Exploration costs	-	-	8,922
General and administrative	23,567	14,839	108,403

NET LOSS	$ (23,567)	$ (14,839)	$ (122,325)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	46,210,382	45,500,000

The accompanying notes are an integral part of these financial statements.

BUKA VENTURES INC.

 (Pre-Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIENCY

Period  March 15, 2007 (date of inception) to October 31, 2012

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit	Total

Balance March 15, 2007	-	$ -	$ -	$ -	$ -

Issuance of common shares for reimbursement of expenses at $.001 – October 31, 2007	5,000,000	5,000	-	-	5,000

Net operating loss for the period March 15, 2007 (date of Inception) to October 31, 2007	-	-	-	(7,375)	(7,375)

Balance as at October 31, 2007	5,000,000	5,000	-	(7,375)	(2,375)

Issuance of common shares for cash at $.001 - October 31, 2008	40,500,000	40,500	-	-	40,500

Capital contributions – expenses	-	-	8,000	-	8,000

Net operating loss for the year ended October 31, 2008	-	-	-	(23,172)	(23,172)

Balance as at October 31, 2008	45,500,000	45,500	8,000	(30,547)	22,953

Capital contributions – expenses	-	-
			9,600		9,600
Net operating loss for the year ended October 31, 2009	-	-	-	(39,125)	(39,125)

Balance as at October 31, 2009	45,500,000	45,500	17,600	(69,672)	(6,572)

Capital contributions - expenses	-	-	7,200	-	7,200

Net operating loss for the year ended October 31, 2010	-	-	-	(14,247)	(14,247)

Balance as at October 31, 2010	45,500,000	45,500	24,800	(83,919)	(13,619)

Net operating loss for the year ended October 31, 2011	-	-	-	(14,839)	(14,839)

Balance as at October 31, 2011	45,500,000	45,500	24,800	(98,758)	(28,458)

Issuance of common shares for cash at $0.07– February 15, 2012	1,000,000	1,000	69,000	-	70,000

Net operating loss for the year ended October 31, 2012	-	-	-	(23,567)	(23,567)

Balance as at October 31, 2012	46,500,000	$ 46,500	$ 93,800	$ (122,325)	$ 17,975

The accompanying notes are an integral part of these financial statements

BUKA VENTURES INC.

(Pre-Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the years ended October 31, 2012 and 2011 and for the period from March 15, 2007 (date of inception) to October 31, 2012

	For the year Ended Oct. 31, 2012	For the year Ended Oct. 31, 2011	From March 15, 2007 (date of inception) to Oct. 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (23,567)	$ (14,839)	$ (122,325)

Adjustments to reconcile net loss to net cash (used) in operating activities:

Impairment loss on mineral claim	-	-	5,000
Common shares issued for expenses	-	-	5,000
Capital contributions – expenses paid by Officers and issuance of common stock	-	-	24,800
Changes in operating assets and liabilities:
Prepaid expense	(8,050)		(8,050)
Changes in accounts payable	5,926	5,712	23,981

Net Cash (Used) in Operating Activities	(25,691)	(9,127)	(71,594)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of mineral claim	-	-	(5,000)
Net Cash (Used) in Investing Activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	5,325	9,055	20,033
Proceeds from issuance of common stock	70,000	-	110,500

Net Cash Provided by Financing Activities	75,325	9,055	130,533

Net Increase (Decrease) in Cash	49,634	(72)	53,939

Cash at Beginning of Period	4,305	4,377	-

CASH AT END OF PERIOD	$ 53,939	$ 4,305	$ 53,939

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Capital contributions – expenses paid by Officers	$ -	$ -	$ 24,800

The accompanying notes are an integral part of these financial statements

BUKA VENTURES INC.

(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

October 31, 2012

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

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same. As of October 31, 2012 and 2011, no such common equivalent shares were excluded from net income (loss) per share.

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

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ending	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2007	7,375	2027	2,508	(2,508)	-

2008	23,172	2028	7,878	(7,878)	-

2009	39,125	2029	13,303	(13,303)	-

2010	14,247	2030	4,844	(4,844)	-

2011	14,839	2031	5,045	(5,045)	-

2012	23,567	2032	8,013	(8,013)	-

	$ 122,325		$ 41,591	$ (41,591)	$ -

The total valuation allowance as of October 31, 2012 was $41,591 which increased by $8,013 for the year ended October 31, 2012.

As of October 31, 2012 and 2011, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended October 31, 2012, and 2011 and no interest or penalties have been accrued as of October 31, 2012 and 2011.  As of October 30, 2012 and 2011, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2007 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

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

Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

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

During 2007, the Company determined the $5,000 mineral property acquisition cost was impaired, and recorded a related impairment loss in the statement of operations.

4.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the years ended October 31, 2012 and 2011, one of the directors made advances to the Company in the amount of $5,325 and $9,055, respectively.

The two officers-directors have acquired 57% of the common stock issued, have made net advances to the Company of $20,033 and have made contributions to capital of $24,800 in the form of expenses paid for the Company. The advances are non-interest bearing and payable on demand.

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

On February 15, 2012, the Company issued 1,000,000 common shares to one of its Directors at a price of $0.07 per share, for total consideration of $70,000.

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

Exhibit 31.1

The certification required by Rule 13a-14a (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17CFR 240. 15d-14(a))

I, Ritesh Chandra Singh, certify that:

1.

I have reviewed this Form 10-K of Buka Ventures Inc. (the “registrant”);

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

Date:  January 29, 2013

RITESH CHANDRA SINGH

Ritesh Chandra Singh

Chief Executive Officer, President and Director

Exhibit 31.2

The certification required by Rule 13a-14a (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17CFR 240. 15d-14(a))

I, Ranjana Bharat, certify that:

1.

I have reviewed this Form 10-K of Buka Ventures Inc. (the “registrant”);

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

Date: January 29, 2013

RANJANA BHARAT

Ranjana Bharat

Chief Financial Officer, Secretary and Director

Exhibit 32.1

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report (the “Report”) on the Form 10-K of Buka Ventures Inc. (the “Company”) for the year ended October 31, 2012, as filed with the Securities and Exchange Commission on the date hereof, I, Ritesh Chandra Singh, Chief Executive Officer, President and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1.The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2.The information contained in this Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: January 29, 2013

   RITESH CHANDRA SINGH

Ritesh Chandra Singh

          Chief Executive Officer,

            President and Director

Exhibit 32.2

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report (the “Report”) on the Form 10-K of Buka Ventures Inc. (the “Company”) for the year ended October 31, 2012, as filed with the Securities and Exchange Commission on the date hereof, I, Ranjana Bharat, Chief Accounting Officer, Chief Financial Officer and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1.    The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2.    The information contained in this Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: January 29, 2013

         RANJANA BHARAT

  Ranjana Bharat

             Chief Accounting Officer,

     Chief Financial Officer and Director