Form 10-Q
period 2013-01-31
BUKA VENTURES INC.
filed 2013-03-18
CIK 1451433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended January 31, 2013

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

February 15, 2013: 46,500,000 common shares

INDEX

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying condensed balance sheets of Buka Ventures Inc. (Pre-exploration stage company) (the “Company”) at January 31, 2013 (with comparative figures as at October 31, 2012) and the condensed statement of operations for the three months ended January 31, 2013 and 2012 and from inception  (March 15, 2007) to January 31, 2013, and the condensed statement of cash flow for the three months ended January 31, 2013 and 2012 and from inception (March 15, 2007) to January 31, 2013 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended January 31, 2013 are not necessarily indicative of the results that can be expected for the year ending October 31, 2013.

BUKA VENTURES INC.

(Pre-Exploration Stage Company)

CONDENSED BALANCE SHEETS

	January 31, 2013	October 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$ 52,019	$ 53,939
Prepaid expense	4,000	8,050

Total Current Assets	$ 56,019	$ 61,989

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$ 25,661	$ 23,981
Advances from related parties	20,103	20,033

Total Current Liabilities	45,764	44,014

STOCKHOLDERS’ EQUITY

Common stock
750,000,000 shares authorized, at $0.001 par value;
46,500,000 shares issued and outstanding	46,500	46,500
Capital in excess of par value	93,800	93,800
Deficit accumulated during the pre-exploration stage	(130,045)	(122,325)

Total Stockholders’ Equity	10,255	17,975

Total Liabilities and Stockholders’ Equity	$ 56,019	$ 61,989

The accompanying notes are an integral part of these unaudited condensed financial statements.

BUKA VENTURES INC.

(Pre-Exploration Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended January 31, 2013	For the three months ended January 31, 2012	March 15, 2007 (date of inception) to January 31, 2013

REVENUE	$ -	$ -	$ -

EXPENSES

Impairment loss on mineral claim	-	-	5,000
Exploration costs	-	-	8,922
General and administrative	7,720	10,698	116,123

NET LOSS	$ (7,720)	$ (10,698)	$ (130,045)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	46,500,000	45,500,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

BUKA VENTURES INC.

(Pre-Exploration Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the three months ended Jan. 31, 2013	For the three months ended Jan. 31, 2012	From March 15, 2007 (date of inception) to Jan. 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (7,720)	$ (10,698)	$ (130,045)

Adjustments to reconcile net loss to net cash (used) in operating activities:

Impairment loss on mineral claim	-	-	5,000
Common stock issued for expenses	-	-	5,000
Capital contributions – expenses paid by Officers	-	-	24,800
Changes in operating assets and liabilities:
Prepaid expense	4,050		(4,000)
Accounts payable	1,680	6,680	25,661

Net Cash (Used) in Operating Activities	(1,990)	(4,018)	(73,584)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of mineral claim	-	-	(5,000)
Net Cash (Used) in Investing Activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related parties	70	(287)	20,103
Proceeds from issuance of common stock	-	-	110,500

Net Cash Provided by Financing Activities	70	(287)	130,603

Net (Decrease) Increase in Cash	(1,920)	(4,305)	52,019

Cash at Beginning of Period	53,939	4,305	-

CASH AT END OF PERIOD	$ 52,019	$ -	$ 52,019

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Capital contributions- expenses paid by Officers	$ -	$ -	$ 24,800
Common stock issued for expenses	$ -	$ -	$ 5,000

The accompanying notes are an integral part of these unaudited condensed financial statements

BUKA VENTURES INC.

(Pre-Exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

January 31, 2013

(Unaudited)

1.

ORGANIZATION AND BASIS OF PRESENTATION

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

The interim financial statements for the three months ended January 31, 2013 and 2012 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K, for the year ended October 31, 2012, as filed with the SEC.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidulutive and then the basic and diluted per share amounts are the same. There were no dilutive common stock equivalents outstanding at January 31, 2013.

Foreign Currency

The books of the Company are maintained in United States dollars and this is the Company’s functional and reporting currency. Transactions denominated in other than the United States dollar are translated as follows with the related transaction gains and losses being recorded in the Statement of Operations:

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

Advertising and Market Development

The company expenses advertising and market development costs as incurred. There were no advertising or market development costs for the three months ended January 31, 2013 and 2012.

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

3.

ACQUISITION OF MINERAL CLAIM

On May 1, 2007, the Company acquired the Sigatoka Gold Claim located in the Republic of Fiji from Omega Ventures Inc., an unrelated company, for the consideration of $5,000.  The Sigatoka Gold Claim is located 24 kilometers north of the city of Lautoka, Fiji.  Under Fijian law, the claim remains in good standing as long as the Company has an interest in it.   There is no annual maintenance fee or minimum exploration work required on the Claim.

As of October 31, 2007, the Company determined the $5,000 mineral property acquisition cost was impaired, and recorded a related impairment loss in the statement of operations.

4.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the three month period ended January 31, 2013 one of the directors made advances to the Company in the amount of $70, for payment of operating expenses.

The two officers-directors have acquired 57% of the common stock issued, have made net advances to the Company of $20,103 and have made contributions to capital of $24,800 in the form of expenses paid for the Company. The advances are non-interest bearing, unsecured, and payable on demand.

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

 Our sole asset is a 100% interest in the Sigatoka Gold claim located in the Republic of Fiji.  We acquired the Sigatoka Gold claim for the sum of $5,000 from an unrelated third party on May 1, 2007.  We own no property other than the Sigatoka Gold claim.  We engaged Thomas Raju, a Geological Consultant, to explore and summarize the exploration potential of the Sigatoka Gold claim and to make recommendations.  Under the study, it was recommended that a mineral exploration program consisting of air photo interpretation, geological mapping, geochemical soil sampling and geophysical surveying be conducted at the Sigatoka Gold claim and to identify targets for diamond drilling if warranted.  The cost for this mineral exploration program is estimated to cost of FJD $37,700 (US$20,285).   This exploration program was completed by Thomas Solanki, Professional Geologist, in November 2011 as more fully described on pages 18 to 21 inclusive.

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

Our administrative office is located at 21 Luke Street, Vatuwaqa, Suva, Fiji.  Our telephone number is 679-331-3255.   We do not maintain a web site.

PLAN OF OPERATIONS

Our estimate of expenses for the next 12 months is outlined below.

Expenses	Amount	Description

Accounting	$ 5,460	Fees to the internal accountant for preparing the quarter and annual working papers for the financial statements to be reviewed and examined by the independent accountants.
Audit	7,400	Review of the quarterly financial statements and examination of the annual financial statements and rendering an opinion thereon.
Mineral exploration program	20,285	Mineral exploration program.
Edgar and XBRL filing service fees	5,600	Estimate of fees to file with SEC the various documents and XBRL the applicable documents
Office	2,000	General office supplies.
Transfer agent’s fees	2,000	Annual maintenance fee and preparation of share certificates and other documents periodically required by the Company.
	42,745
Add: Accounts Payable	25,661	Relates to accounts payable owed to third parties as at January 31, 2013 with no consideration to amounts owed to related parties
Estimated expenses	68,406	Before consideration of cash on hand
Less: cash on hand	52,019
Cash shortage	$ 16,387

We do not intend to hire any employees at this time. All of the work on the Sigatoka Gold Claim will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying and exploration.   In undertaking the exploration program recommended by Thomas Raju, we engaged the services to Thomas Solanki, Professional Geologist, who undertook the exploration work as more fully described on pages 18 to 21 inclusive.

RESULTS OF OPERATIONS

Foreign Currency and Exchange Rates

Our mineral property is located in the Republic of Fiji.  However costs expressed in the geological report on the Claim are expressed in United States Dollars.   Any work to be conducted at the Claim is expected to be paid in Fijian dollars.  The functional currency is considered to be US dollars.

Results of Operations for the three months ended January 31, 2013 and 2012

For the three months ended January 31, 2013 and 2012, we had a net loss of $7,720 compared to a net loss of $10,698, respectively. Our net loss for the three months ended January 31, 2013 and January 31, 2012 represents various expenses incurred such as payment to our independent accountants, office expenses, consulting, and transfer agent fees, as follows:

	Three months ended January 31, 2013	Three months ended January 31, 2012
Expense	Amount	Amount	Description

Accounting and audit	$ 5,680	$ 4,980	Auditor and accountant fees
Consulting	-	5,000	Various services required by management
Office	70	68	Photocopying, courier and general office supplies
Transfer agent	1,970	650	Transfer agent fees

Total	$ 7,720	$ 10,698

Liquidity and Capital Resources

As of January 31, 2013, the Company had $52,019 cash on hand and a prepaid expense of $4,000, with current liabilities of $45,764, representing a working capital position of $10,255.

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

Mineralization

No mineralization has been previously reported for the area of the property but mineralization was found by Thomas Solanki as shown on page 20.

Exploration

Records indicate that no detailed exploration has been completed on the property on Sigatoka Gold Claim other than the exploration work performed by Thomas Solanki in November 2011 which is more fully described on page 18 to 21 inclusive.

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

Compensation Plans

As of January 31, 2013 and up to the date of this Form 10-Q, we have no shares of our common stock that are issued under compensation plans approved by our shareholders.

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

ITEM 4.

CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of January 31, 2013 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

As of January 31, 2013, the management of Buka assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the three months ended January 31, 2013 fairly present our financial condition, results of operations and cash flows in all material respects

Material Weaknesses

The Directors have assessed the effectiveness of Buka’s internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of January 31, 2013, our audit committee did not have an independent “expert” on it who could advise our Board as to financial matters.   In addition, there was no policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.

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

There were no changes in our internal control over financial reporting during the three months ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We were incorporated in 2007 and have not yet conducted any exploration activities.  We have no revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our operations are not profitable and our net loss from inception to January 31, 2013 is $130,045.  Based upon current plans, we expect to incur operating losses in future periods in connection with our exploration and evaluation of our mining claim.

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

Our directors and officers as at January 31, 2013 own 26,500,000 shares of common stock representing 56% of our outstanding shares.  They purchased their shares for $0.001 per share.  The directors and officers registered for resale 20,000,000 of their shares under an effective registration statement.  They have sold the above mentioned registered shares.   On February 14, 2012, one of the directors made a private placement to the Company whereby the Company issued 1,000,000 common shares at a price of $0.007 per share for a total amount of $70,000.   This resulted in the directors and officers owning 26,500,000 common shares representing 57% of our outstanding shares.  Even with this sale of shares, they have substantial influence over our operations and can effect certain corporate transaction without further shareholder approval.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

BUKA VENTURES INC.
(Registrant)

Date: March 18, 2013	RITESH CHANDRA SINGH
Chief Executive Officer, President and Director

Date: March 18, 2013	RANJANA BHARAT
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

Date: March 18, 2013

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

Date: March 18, 2013

RANJANA BHARAT

Ranjana Bharat

Chief Accounting Officer

Chief Financial Officer and Director

Exhibit 32.1

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report (the “Report”) on the Form 10-Q of Buka Ventures Inc. (the “Company”) for the three months ended January 31, 2013, as filed with the Securities and Exchange Commission on the date hereof, I, Ritesh Chandra Singh, Chief Executive Officer, President and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1. The Quarterly Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: March 18, 2013

RITESH CHANDRA SINGH

Ritesh Chandra Singh

Chief Executive Officer,

President and Director

Exhibit 32.2

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report (the “Report”) on the Form 10-Q of Buka Ventures Inc. (the “Company”) for the three months ended January 31, 2013, as filed with the Securities and Exchange Commission on the date hereof, I, Ranjana Bharat, Chief Accounting Officer, Chief Financial Officer and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1. The Quarterly Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date:  March 18, 2013

RANJANA BHARAT

Ranjana Bharat

Chief Accounting Officer

Chief Financial Officer and Director

33