Form 10-Q
period 2013-04-30
BUKA VENTURES INC.
filed 2013-06-11
CIK 1451433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended April 30, 2013

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

June 7, 2013: 46,500,000 common shares

INDEX

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying condensed balance sheets of Buka Ventures Inc. (Pre-exploration stage company) (the “Company”) at April 30, 2013 (with comparative figures as at October 31, 2012) and the condensed statement of operations for the three and six months ended April 30, 2013 and 2012 and from inception  (March 15, 2007) to April 30, 2013, and the condensed statement of cash flow for the six months ended April 30, 2013 and 2012 and from inception (March 15, 2007) to April 30, 2013 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended April 30, 2013 are not necessarily indicative of the results that can be expected for the year ending October 31, 2013.

BUKA VENTURES INC.

(Pre-Exploration Stage Company)

CONDENSED BALANCE SHEETS

	April 30, 2013	October 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$ 4,369	$ 53,939
Prepaid expense	3,250	8,050

Total Current Assets	$ 7,619	$ 61,989

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$ 2,341	$ 23,981
Advances from related parties	198	20,033

Total Current Liabilities	2,539	44,014

STOCKHOLDERS’ EQUITY

Common stock
750,000,000 shares authorized, at $0.001 par value;
46,500,000 shares issued and outstanding	46,500	46,500
Capital in excess of par value	93,800	93,800
Deficit accumulated during the pre-exploration stage	(135,220)	(122,325)

Total Stockholders’ Equity	5,080	17,975

Total Liabilities and Stockholders’ Equity	$ 7,619	$ 61,989

The accompanying notes are an integral part of these unaudited condensed financial statements.

BUKA VENTURES INC.

(Pre-Exploration Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended Apr. 30, 2013	For the three months ended Apr. 30, 2012	For the six months ended Apr. 30, 2013	For the six months ended Apr. 30, 2012	March 15, 2007 (date of Inception) to Apr. 30, 2013

REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES

Impairment loss on mineral claim	-	-		-	5,000
Exploration costs	-	-		-	8,922
General and administrative	5,175	5,356	12,895	16,054	121,298

NET LOSS	$ (5,175)	$ (5,356)	$ (12,895)	$ (16,054)	$ (135,220)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	46,500,000	46,344,444	46,500,000	45,917,582

The accompanying notes are an integral part of these unaudited condensed financial statements.

BUKA VENTURES INC.

(Pre-Exploration Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the six months ended Apr. 30, 2013	For the six months ended Apr. 30, 2012	From March 15, 2007 (date of inception) to Apr. 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (12,895)	$ (16,054)	$ (135,220)

Adjustments to reconcile net loss to net cash (used) in operating activities:

Impairment loss on mineral claim	-	-	5,000
Common stock issued for expenses	-	-	5,000
Capital contributions – expenses paid by Officers	-	-	24,800
Changes in operating assets and liabilities:
Prepaid expense	4,800		(3,250)
Accounts payable	(21,640)	3,686	2,341

Net Cash (Used) in Operating Activities	(29,735)	(12,368)	(101,329)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of mineral claim	-	-	(5,000)
Net Cash (Used) in Investing Activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Net advances from related parties	(19,835)	4,892	198
Proceeds from issuance of common stock	-	70,000	110,500

Net Cash Provided by Financing Activities	(19,835)	74,892	110,698

Net (Decrease) Increase in Cash	(49,570)	62,524	4,369

Cash at Beginning of Period	53,939	4,305	-

CASH AT END OF PERIOD	$ 4,369	$ 66,829	$ 4,369

SUPPLEMENTARY DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Capital contributions- expenses paid by Officers	$ -	$ -	$ 24,800
Common stock issued for expenses	$ -	$ -	$ 5,000

The accompanying notes are an integral part of these unaudited condensed financial statements

BUKA VENTURES INC.

(Pre-Exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

April 30, 2013

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

The interim financial statements for the six months ended April 30, 2013 and 2012 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K, for the year ended October 31, 2012, as filed with the SEC.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. There were no dilutive common stock equivalents outstanding at April 30, 2013.

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

Advertising and Market Development

The company expenses advertising and market development costs as incurred. There were no advertising or market development costs for the six months ended April 30, 2013 and 2012.

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

4.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the six month period ended April 30, 2013 one of the directors made advances to the Company in the amount of $165, for payment of operating expenses, and was repaid $20,000 for previous advances.

Two officers-directors have acquired 57% of the common stock issued, have made net advances to the Company of $198 and have made contributions to capital of $24,800 in the form of expenses paid for the Company. The advances are non-interest bearing, unsecured, and payable on demand.

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

 Our sole asset, other than cash and prepaid expenses, is a 100% interest in the Sigatoka Gold claim located in the Republic of Fiji.  We acquired the Sigatoka Gold claim for the sum of $5,000 from an unrelated third party on May 1, 2007.  We own no property other than the Sigatoka Gold claim.  We engaged Thomas Raju, a Geological Consultant, to explore and summarize the exploration potential of the Sigatoka Gold claim and to make recommendations.  Under the study, it was recommended that a mineral exploration program consisting of air photo interpretation, geological mapping, geochemical soil sampling and geophysical surveying be conducted at the Sigatoka Gold claim and to identify targets for diamond drilling if warranted.  The cost for this mineral exploration program is estimated to cost of FJD $37,700 (US$20,285).   This exploration program was completed by Thomas Solanki, Professional Geologist, in November 2011 as more fully described on pages 18 to 21 inclusive.

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

Our administrative office is located at 21 Luke Street, Vatuwaqa, Suva, Fiji.  Our telephone number is 679-331-3255.   We do not maintain a web site.

PLAN OF OPERATIONS

Our estimate of expenses for the next 12 months is outlined below.

Expenses	Amount	Description

Accounting	$ 5,460	Fees to the internal accountant for preparing the quarter and annual working papers for the financial statements to be reviewed and examined by the independent accountants.
Audit	7,500	Review of the quarterly financial statements and examination of the annual financial statements and rendering an opinion thereon.
Mineral exploration program	20,285	Mineral exploration program.
Edgar and XBRL filing service fees	5,600	Estimate of fees to file with SEC the various documents and XBRL the applicable documents
Office	2,000	General office supplies.
Transfer agent’s fees	2,000	Annual maintenance fee and preparation of share certificates and other documents periodically required by the Company.
	42,845
Add: Accounts Payable	2,341	Relates to accounts payable owed to third parties as at April 30, 2013 with no consideration to amounts owed to related parties
Estimated expenses	45,186	Before consideration of cash on hand
Less: cash on hand	(4,369)
Cash shortage	$ 40,817

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

Results of Operations for the three and six months ended April 30, 2013 and 2012

For the three and six months ended April 30, 2013 and 2012, we had a net loss of $12,895 compared to a net loss of $16,054, respectively. Our net loss for the three and six months ended April 30, 2013 and April 30, 2012 represents various expenses incurred such as payment to our independent accountants, office expenses, consulting, and transfer agent fees, as follows:

	Three months ended April 30, 2013	Three months ended April 30, 2012	Six months ended April 30, 2013	Six months ended April 30, 2012

Expense			Amount	Amount	Description

Accounting and audit	$ 3,480	$ 1,920	$ 9,160	$ 6,900	Auditor and accountant fees
Consulting	-	-	-	5,000	Various services required by management
Filing fees	1,600	2,935	2,350	2,936	Edgarizing
Office	95	266	165	333	Photocopying, courier and general office supplies
Transfer agent	-	235	1,220	885	Transfer agent fees

Total	$ 5,175	$ 5,356	$ 12,895	$ 16,054

Liquidity and Capital Resources

As of April 30, 2013, the Company had $4,369 cash on hand and a prepaid expense of $3,250, with current liabilities of $2,539, representing a working capital position of $5,080. During the six months ended April 30, 2013 the company paid back to related parties $19,835 thereby reducing the amount owed to third parties to $198.

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

Mineralization

No mineralization has been previously reported for the area of the property but mineralization was found by Thomas Solanki as shown on page 19.

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

Compensation Plans

As of April 30, 2013 and up to the date of this Form 10-Q, we have no shares of our common stock that are issued under compensation plans approved by our shareholders.

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

ITEM 4.

CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of April 30, 2013 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

As of April 30, 2013, the management of Buka assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the six months ended April 30, 2013 fairly present our financial condition, results of operations and cash flows in all material respects

Material Weaknesses

The Directors have assessed the effectiveness of Buka’s internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of April 30, 2013, our audit committee did not have an independent “expert” on it who could advise our Board as to financial matters.   In addition, there was no policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.

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

There were no changes in our internal control over financial reporting during the six months ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We were incorporated in 2007 and have not yet conducted any exploration activities.  We have no revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our operations are not profitable and our net loss from inception to April 30, 2013 is $135,220.  Based upon current plans, we expect to incur operating losses in future periods in connection with our exploration and evaluation of our mining claim.

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

Our directors and officers as at April 30, 2013 own 26,500,000 shares of common stock representing 57% of our outstanding shares.  They purchased their shares for $0.001 per share.  The directors and officers registered for resale 20,000,000 of their shares under an effective registration statement.  They have sold the above mentioned registered shares.   On February 14, 2012, one of the directors made a private placement to the Company whereby the Company issued 1,000,000 common shares at a price of $0.007 per share for a total amount of $70,000.   This resulted in the directors and officers owning 26,500,000 common shares representing 57% of our outstanding shares.  Even with this sale of shares, they have substantial influence over our operations and can effect certain corporate transaction without further shareholder approval.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No submission has been made since the Company’s fiscal year end.

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

BUKA VENTURES INC.
(Registrant)

Date: June 11, 2013	RITESH CHANDRA SINGH
Chief Executive Officer, President and Director

Date: June 11, 2013	RANJANA BHARAT
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

Date: June 11, 2013

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

Date: June 11, 2013

RANJANA BHARAT

Ranjana Bharat

Chief Accounting Officer

Chief Financial Officer and Director

Exhibit 32.1

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report (the “Report”) on the Form 10-Q of Buka Ventures Inc. (the “Company”) for the six months ended April 30, 2013, as filed with the Securities and Exchange Commission on the date hereof, I, Ritesh Chandra Singh, Chief Executive Officer, President and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1. The Quarterly Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: June 11, 2013

RITESH CHANDRA SINGH

Ritesh Chandra Singh

Chief Executive Officer,

President and Director

Exhibit 32.2

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report (the “Report”) on the Form 10-Q of Buka Ventures Inc. (the “Company”) for the six months ended April 30, 2013, as filed with the Securities and Exchange Commission on the date hereof, I, Ranjana Bharat, Chief Accounting Officer, Chief Financial Officer and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1. The Quarterly Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date:  June 11, 2013

RANJANA BHARAT

Ranjana Bharat

Chief Accounting Officer

Chief Financial Officer and Director

33