Form 10-Q
period 2013-07-31
BUKA VENTURES INC.
filed 2013-09-16
CIK 1451433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X )         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended July 31, 2013

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

September 10, 2013: 46,500,000 common shares.

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on February 1, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending October 31, 2013.

BUKA VENTURES INC.

(Pre-Exploration Stage Company)

Condensed Financial Statements

July 31, 2013

(Unaudited)

`

BUKA VENTURES INC.

(Pre-Exploration Stage Company)

CONDENSED BALANCE SHEETS

	July 31, 2013	Oct. 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$1,439	$53,939
Prepaid expense	2,500	8,050

Total Current Assets	$3,939	$61,989

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$2,341	$23,981
Advances from related parties	198	20,033

Total Current Liabilities	2,539	44,014

STOCKHOLDERS’ EQUITY

Common stock, 750,000,000 shares authorized; par value $0.001; 46,500,000 shares issued and outstanding at July 31, 2013 and October 31, 2012	46,500	46,500
Capital in excess of par value	93,800	93,800
Deficit accumulated during the pre-exploration stage	(138,900)	(122,325)

Total Stockholders’ Equity	1,400	17,975

Total Liabilities and Stockholders’ Equity	$3,939	$61,989

The accompanying notes are an integral part of these unaudited condensed financial statements.

`

BUKA VENTURES INC.

(Pre-Exploration Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended July 31, 2013	For the three months ended July 31, 2012	For the nine months ended July 31, 2013	For the nine months ended July 31, 2012	March 15, 2007 (date of Inception) to July 30, 2013

REVENUE	$-	$-	$-	$-	$-

EXPENSES

Impairment loss on mineral claim	-	-	-	-	5,000
Exploration costs	-	-		-	8,922
General and administrative	3,680	9,671	16,575	25,725	124,978

NET LOSS	$(3,680)	$(9,671)	$(16,575)	$(25,725)	$(138,900)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	46,500,000	46,500,000	46,500,000	46,113,139

The accompanying notes are an integral part of these unaudited condensed financial statements.

`

BUKA VENTURES INC.

(Pre-Exploration Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the nine months ended July 31, 2013	For the nine months ended July 31, 2012	From March 15, 2007 (date of inception) to July 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(16,575)	$(25,725)	$(138,900)

Adjustments to reconcile net loss to net cash used in operating activities:

Impairment loss on mineral claim	-	-	5,000
Common stock issued for expenses	-	-	5,000
Capital contributions – expenses paid by Officers	-	-	24,800
Changes in operating assets and liabilities:
Prepaid expense	5,550	-	(2,500)
Accounts payable	(21,640)	4,806	2,341

Net Cash Used in Operating Activities	(32,665)	(20,919)	(104,259)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of mineral claim	-	-	(5,000)
Net Cash Used in Investing Activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net advances (payments) from related parties	(19,835)	5,058	198
Proceeds from issuance of common stock	-	70,000	110,500

Net Cash Provided by (Used in) Financing Activities	(19,835)	75,058	110,698

Net (Decrease) Increase in Cash	(52,500)	54,139	1,439

Cash at Beginning of Period	53,939	4,305	-

CASH AT END OF PERIOD	$1,439	$58,444	$1,439
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
Capital contributions – expenses paid by Officer	$-	$-	$24,800
Common stock issued for expenses	$-	$-	$5,000
The accompanying notes are an integral part of these unaudited condensed financial statements

`

BUKA VENTURES INC.

(Pre-Exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

July 31, 2013

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

The interim financial statements for the nine months ended July 31, 2013 and 2012 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K, for the year ended October 31, 2012, as filed with the SEC.

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

            Basic and Diluted Net Income (loss) Per Share

            Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. There were no dilutive common stock equivalents outstanding at July 31, 2013.

Foreign Currency

The books of the Company are maintained in United States dollars and this is the Company’s functional and reporting currency. Transactions denominated in other than the United States dollar are translated as follows with the related transaction gains and losses being recorded in the Statement of Operations:

`

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

Advertising and Market Development

The company expenses advertising and market development costs as incurred. There were no advertising or market development costs for the nine months ended July 31, 2013 and 2012.

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

`

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

4.         SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the nine month period ended July 31, 2013 one of the directors made advances to the Company in the amount of $165, for payment of operating expenses, and was repaid $20,000 for previous advances.

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

`

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

`

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

Forward Looking Statements

This Form 10-Q contains "forward-looking statements" that involve risks and uncertainties. The use of words such as "anticipate", "expect", "intend", "plan", "believe", "seek" and "estimate", and variations of these words and similar expressions to identify such forward-looking statements. Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the "Risk Factors" section and elsewhere in this Form 10-Q. These forward-looking statements address, among others, such issues as:

●	the estimated financial information we are furnishing in this Form 10-Q;

●	our future projected earnings and cash flows;

●	the expansion of our business and its operations over the next few years;

●	the exploration of Sigatoka Gold Claim and its future development; and

●	Our future expectations of development projects.

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

We are an Emerging Growth Company as defined in the Jumpstart Our Business Startups Act.

We shall continue to be deemed an emerging growth company until the earliest of:

`

(A) the last day of our fiscal year during which had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(B) the last day of our fiscal year following the fifth anniversary of the date of our first sale of common equity securities to an effective registration statement under this title;

(C) the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(D) the date on which we are deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.

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

 Our sole asset, other than cash and prepaid expenses, is a 100% interest in the Sigatoka Gold claim located in the Republic of Fiji.  We acquired the Sigatoka Gold claim for the sum of $5,000 from an unrelated third party on May 1, 2007.  We own no property other than the Sigatoka Gold claim.  We engaged Thomas Raju, a Geological Consultant, to explore and summarize the exploration potential of the Sigatoka Gold claim and to make recommendations.  Under the study, it was recommended that a mineral exploration program consisting of air photo interpretation, geological mapping, geochemical soil sampling and geophysical surveying be conducted at the Sigatoka Gold claim and to identify targets for diamond drilling if warranted.  The cost for this mineral exploration program is estimated to cost of FJD $37,700 (US$20,285).   This exploration program was completed by Thomas Solanki, Professional Geologist, in November 2011.

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

We have no full-time employees and our management devotes a percentage of their time to the affairs of our company.

Our administrative office is located at 21 Luke Street, Vatuwaqa, Suva, Fiji .  Our telephone number is 679-331-3255.   We do not maintain a web site.

PLAN OF OPERATIONS

`

Our estimate of expenses for the next 12 months is outlined below.

Expenses	Amount	Description

Accounting	$ 5,460	Fees to the internal accountant for preparing the quarter and annual working papers for the financial statements to be reviewed and examined by the independent accountants.
Audit	7,500	Review of the quarterly financial statements and examination of the annual financial statements and rendering an opinion thereon.
Mineral exploration program	20,285	Mineral exploration program.
Edgar and XBRL filing service fees	5,600	Estimate of fees to file with SEC the various documents and XBRL the applicable documents
Office	2,000	General office supplies.
Transfer agent’s fees	2,000	Annual maintenance fee and preparation of share certificates and other documents periodically required by our company.
	42,845
Add: Accounts Payable	2,341	Relates to accounts payable owed to third parties as at July 31, 2013 with no consideration to amounts owed to related parties
Estimated expenses	45,186	Before consideration of cash on hand
Less: cash on hand	(1,439)
Cash shortage	$ 43,747

We do not intend to hire any employees at this time. All of the work on the Sigatoka Gold Claim will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying and exploration.   In undertaking the exploration program recommended by Thomas Raju, we engaged the services to Thomas Solanki, Professional Geologist, who undertook the exploration work on the Sigatoka Gold Claim.

Limited Operating History; Need for Additional Capital

 There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must conduct the research and exploration of our properties before we start production of any minerals we may find.

At present, we do not have enough cash on hand to cover expenses for the next 12 months. We anticipate needing a minimum of $44,000 to meet our working capital commitments for the next 12 months.

While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and Buka Ventures, Inc.

If we are unable to meet our needs for cash from either loans, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

`

We have no plans to undertake any product research and development during the next twelve months.  There are also no plans or expectations to acquire or sell any plant or plant equipment.

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must conduct the research and exploration of our properties before we start production of any minerals we may find.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

RESULTS OF OPERATIONS

Foreign Currency and Exchange Rates

Our mineral property is located in the Republic of Fiji.  However costs expressed in the geological report on the Claim are expressed in United States Dollars.   Any work to be conducted at the Claim is expected to be paid in Fijian dollars.  The functional currency is considered to be US dollars.

Results of Operations for the three and nine months ended July 31, 2013 and 2012

Our net loss for the three months ended July 31, 2013 was $3,680 compared to a net loss $9,671 during the three months ended July 31, 2012.  Our net loss for the nine months ended July 31, 2013 was 16,575 compared to a net loss of 25,725 during the nine months ended July 31, 2012.  Our net loss for the three and nine months ended July 31, 2013 and July 31, 2012 represents various expenses incurred such as payment to our independent accountants, office expenses, consulting, and transfer agent fees, as follows:

	Three months ended July 31, 2013	Three months ended July 31, 2012	Nine months ended July 31, 2013	Nine months ended July 31, 2012

Expense	Amount	Amount	Amount	Amount	Description

Accounting and audit	$ 1,100	$ 1,920	$ 10,260	$ 8,820	Auditor and accountant fees
Consulting	-	-	-	5,000	Various services required by management
Filing fees	2,580	6,365	4,930	9,301	Edgarizing & XBRL
Office	-	166	165	499	Photocopying, courier and general office supplies
Transfer agent	-	1,220	1,220	2,105	Transfer agent fees

Total	$ 3,680	$ 9,671	$ 16,575	$ 25,725

`

Liquidity and Capital Resources

Working Capital

	July 31, 2013	October 31, 2012

Current Assets	$3,939	$61,989
Current Liabilities	$2,539	$44,014
Working Capital	$1,400	$17,975

Cash Flows

		Nine months ended July 31, 2013		Nine months ended July 31, 2012

Cash Flows from (used in) Operating Activities		$(32,665)		$(20,919)
Cash Flows from (used in) Investing Activities	$	Nil	$	Nil
Cash Flows from (used in) Financing Activities		$(19,835)		$75,058
Net Increase (decrease) in Cash During Period		$(52,500)		$54,139

As at July 31, 2013, we had $1,439 cash on hand and a prepaid expense of $2,500, with current liabilities of $2,539, representing a working capital position of $1,400.  During the nine months ended July 31, 2013 our company paid back to related parties $19,835 thereby reducing the amount owed to related parties to $198.

Stockholders' equity decreased 16,575 from $17,975 as of October 31, 2012 to $1,400 as of July 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended July 31, 2013, net cash flows used in operating activities was $32,665 consisting of a net loss of $16,575 and changes in operating assets and liabilities of 16,090.  Net cash flows used in operating activities was $20,919 for the nine month period ended July 31, 2012 consisting of a net loss of $25,725 which was offset by changes in operating liabilities of $4,806.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from directors or the issuance of equity and debt instruments.  For the nine months ended July 31, 2013, we had net payments to related parties of $19,835.  For the nine months ended July 31, 2012, we generated cash flows from net advances from related parties of $5,058 and proceeds from the issuance of common stock of $70,000. For the period from inception on March 15, 2007 through July 31, 2013, net cash provided by financing activities was $110,698 primarily due to the issuance of common shares for cash of $110,500.

`

Cash Flows from Investing Activities

For the nine months ended July 31, 2013 and 2012, we did not use any cash flows for investing activities.  For the period from inception on March 15, 2007 through July 31, 2013, net cash used in investing activities was $5,000.

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

Impairment of Long-lived Assets

Our company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable.   When our company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

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

`

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

Compensation Plans

As of July 31, 2013 and up to the date of this Form 10-Q, we have no shares of our common stock that are issued under compensation plans approved by our shareholders.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 4.          CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

Material Weaknesses

Our directors have assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

`

1.                  Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of July 31, 2013, our audit committee did not have an independent “expert” on it who could advise our Board as to financial matters.   In addition, there was no policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.

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

Changes in Internal Control over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 11 – OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

            We were incorporated in 2007 and have not yet conducted any exploration activities.  We have no revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our operations are not profitable and our net loss from inception to July 31, 2013 is $138,900.  Based upon current plans, we expect to incur operating losses in future periods in connection with our exploration and evaluation of our mining claim.

`

We need to raise capital to complete the first phase of our evaluation and for operating expenses.  If we are unable to raise capital, we will not be able to undertake exploration activities.

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

`

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

            Our President will be devoting only 15% of his time, approximately 24 hours per month, to our business.  Our Chief Financial Officer and Secretary-Treasurer will be devoting only approximately 10% of his time, or 16 hours per month to our operations. As a consequence of the limited devotion of time to the affairs of our company expected from management, our business may suffer.  For example,  because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic or may be periodically interrupted or suspended.

`

Currency conversion control could adversely affect our operations and profitability.

Our financial statements are reported in U.S. dollars.  We intend to conduct  exploration activity at our mining claim in Fiji.  Accordingly, our company’s value of its assets and reporting of its operations may be adversely affected by negative changes in the exchange rate of the Fijian against the U.S. dollar or other currencies.

Risks Associated with our Shares.

Our officers and directors own a substantial amount of our common stock and will have substantial influence over our operations.

            Our directors and officers as at July 31, 2013 own 26,500,000 shares of common stock representing 57% of our outstanding shares.  They purchased their shares for $0.001 per share.  The directors and officers registered for resale 20,000,000 of their shares under an effective registration statement.  They have sold the above mentioned registered shares.   On February 14, 2012, one of the directors made a private placement to our company whereby we issued 1,000,000 common shares at a price of $0.007 per share for a total amount of $70,000.   This resulted in the directors and officers owning 26,500,000 common shares representing 57% of our outstanding shares.  Even with this sale of shares, they have substantial influence over our operations and can effect certain corporate transaction without further shareholder approval.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

 We will need to sell additional shares of common stock for additional capital for our operations that will result in ownership dilution to our existing shareholders.

            We need to raise additional capital through the sale of our common stock.  This will result in ownership dilution to our shareholders whereby their percentage ownership interest in our company is reduced.  The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

`

                                    None

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

                                    None

ITEM 4.          MINING SAFETY DISCLOSURES

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

`

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUKA VENTURES INC.
(Registrant)

Date: September 13, 2013	/s/ RITESH CHANDRA SINGH
Chief Executive Officer, President and Director

Date: September 13, 2013	/s/ RANJANA BHARAT
Chief Financial Officer, Chief Accounting Officer, Secretary and Director