Form 10-Q
period 2013-10-31
NUTRANOMICS, INC.
filed 2013-12-23
CIK 1451433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number 000-53551

Nutranomics, Inc.
(Exact name of registrant as specified in its charter)

Utah	98-0603540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11487 South 700 East Salt Lake City, UT 84020
(Address of principal executive offices, including zip code)

(801) 576-8350
(Registrant’s telephone number, including area code)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	☐	No	☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of December 19, 2013, the issuer had 46,505,544 outstanding shares of common stock, par value of $0.001.

NUTRANOMICS, INC.

FORM 10-Q

For the Quarterly Period Ended October 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HEALTH EDUCATION CORPORATION
d.b.a NUTRANOMICS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS

	October 31,	July 31,
	2013	2013
CURRENT ASSETS

Cash and cash equivalents	$309,000	$11,129
Accounts receivable, net of allowance	191,439	159,107
Related party receivable	-	1,750
Prepaid expenses	2,175	1,674
Inventory	296,547	276,477

Total Current Assets	799,161	450,137

PROPERTY & EQUIPMENT, net	20,460	22,336

OTHER ASSETS

Rent deposit	2,000	2,000
Total Assets	$821,621	$474,473

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$465,131	$343,496
Lines of credit	17,101	261,911
Loan payable-current portion	50,034	-
Related party payable	23,689	24,514
Unearned revenue	142,307	58,418

Total Current Liabilities	698,262	688,339

LONG-TERM LIABILITIES

Convertible notes payable	375,000	-
Loan payable	192,645	-
Related party notes payable	71,876	75,000

Total Liabilities	1,337,783	763,339

STOCKHOLDERS' DEFICIT

Common stock; par value of $.001, 750,000,000 shares authorized;
46,505,544 and 25,005,544 shares issued and outstanding at
October 31, 2013 and July 31, 2013, respectively	46,506	25,006
Additional paid in capital	2,251,419	2,271,519
Accumulated deficit	(2,814,087)	(2,585,391)

Total Stockholders' Deficit	(516,162)	(288,866)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$821,621	$474,473

See accompanying notes to the unaudited condensed consolidated financial statements

HEALTH EDUCATION CORPORATION
d.b.a NUTRANOMICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	October 31,
	2013	2012

REVENUES	$ 793,496	$ 1,225,910
COST OF SALES	636,540	951,933

Gross profit	156,956	273,977

OPERATING EXPENSES

General and administrative	113,023	107,308
Professional fees	137,932	721
Research and development	31,617	-
Salaries and wages	94,575	97,582

Total Operating Expenses	377,147	205,611

OPERATING INCOME (LOSS)	(220,191)	68,366

OTHER INCOME (EXPENSE)

Interest expense	(8,505)	(6,663)

Total Other Income (Expense)	(8,505)	(6,663)

NET INCOME (LOSS) BEFORE INCOME TAXES	(228,696)	61,703
Provision for income taxes

NET INCOME (LOSS)	$ (228,696)	$ 61,703

BASIC AND DILUTED LOSS PER SHARE	$ (0.01)	$ -

WEIGHTED AVERAGE NUMBER	36,457,164	25,005,544
OF SHARES OUTSTANDING

Weighted Average Shares Outstanding - Basic and Diluted	36,457,164	25,005,544

See accompanying notes to the unaudited condensed consolidated financial statements

HEALTH EDUCATION CORPORATION
d.b.a NUTRANOMICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended
	October 31,
	2013	2012
OPERATING ACTIVITIES
Net Income (Loss)	$ (228,696)	$ 61,703
Adjustments to reconcile net income (loss) to net cash from operating activities:
Allowance for bad debt	(5,632)	-
Depreciation Expense	1,876	2,075
Changes in operating assets and liabilities:
Accounts receivable	(26,700)	(352,696)
Other assets	(501)	(614)
Inventory	(20,070)	36,124
Deferred revenue	83,889	7,588
Accounts payable and accrued expenses	123,035	276,177
Net Cash From Operating Activities	(72,799)	30,357

INVESTING ACTIVITIES
Purchase of equipment	-	(1,663)
Net Cash From Investing Activities	-	(1,663)

FINANCING ACTIVITIES
Proceeds from related party payable	-	75,762
Repayments of related party payable	(825)	-
Proceeds from convertible debt	375,000	-
Repayment of loan payable	(7,321)	-
Proceeds from line of credit	6,000	250,206
Repayment of line of credit	(810)	(38,148)
Proceeds from notes receivable-related party	-	101
Repayments of notes payable- related party	(1,374)	(297,279)
Net Cash From Financing Activities	370,670	(9,358)

Net Increase in Cash and Cash Equivalents	297,871	19,336

Cash and Cash Equivalents, Beginning of Period	11,129	32,022

Cash and Cash Equivalents, End of Period	$ 309,000	$ 51,358

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ 1,811	$ 1,612
Income Taxes	$ -	$ -

See accompanying notes to the unaudited condensed consolidated financial statements

HEALTH EDUCATION CORPORATION

d.b.a NUTRANOMICS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

October 31, 2013

NOTE 1 –ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the July 31, 2013 audited consolidated financial statements and the accompanying notes thereto. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Actual results could differ materially from those estimates.

These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Health Education Corporation d.b.a. NutraNomics, Inc., (the “Company”) was incorporated under the laws of the State of Delaware on February 14, 1996 and later reincorporated under the laws of the State of Utah on January 5, 1998.  The Company was originally organized to provide education services, books, cassette tapes and public presentations. The Company utilized several revenue generating tools in order to accomplish this goal including Live Blood Analysis, iridology, bone density screening and other self-help methods.  In 1998, the Company changed its incorporation to the State of Utah, the primary place of business.  In 2001, the Company created its own line of nutritional products that quickly became its leading revenue source.  The Company filed for the d.b.a. of NutraNomics, Inc., in order to fully prepare and utilize the brand name for expansion.  In retail outlets and to its clientele, the Company is known as NutraNomics, Inc.  The Company sells its own brand of supplements in 16 multiple countries direct to the public.  The Company also performs research and development services and outsource manufacturing for third party entities.  Beyond its sales in both the United States and Canada, the Company maintains sales representatives in Taiwan, Japan, Singapore, Philippines, Malaysia and Korea. The Company maintains multiple different trademarks, trade names and patents.

Merger

On September 13, 2013, Buka Ventures, Inc., a Nevada corporation (“Buka”) and Health Education Corporation dba. Nutranomics, a Utah corporation (“Nutranomics”), executed and delivered an Share Exchange Agreement (the “Share Agreement”) and all required or necessary documentation to complete the merger (collectively, the “Transaction Documents”), whereby Buka became the parent company and Nutranomics became the wholly-owned subsidiary on the closing of the Share Agreement. Prior to the closing of this transaction and pursuant to a certain Share Exchange Agreement dated September 13, 2013, Buka canceled 25,000,000 of its 46,500,000 issued and outstanding common shares and simultaneously issued 25,005,544 of its common stock in exchange for 8,994,800 shares of Nutranomics common stock. The merger has been treated as a reverse acquisition and a recapitalization of a public company. Accordingly, the historic financial statements of the Company are the historic financial statements of Nutranomics, which was incorporated on January 5, 1998.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings per Share

Basic income per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. The Company has no potentially dilutive securities, such as convertible preferred stock, options, or warrants, outstanding during the periods presented. Accordingly, basic and dilutive earnings per common share are the same.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has generally had net losses after consideration of income taxes.  Further, the Company has negative working capital and insufficient cash flows from operation as of October 31, 2013, and does not have the requisite liquidity to pay its current obligations.  These factors, among others, raise substantial doubt about its ability to continue as a going concern.  Management will seek to increase revenues and reduce costs, while raising capital through the sale of its stock.  Failure to obtain additional financing would have a material adverse effect on our business operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies, or legal matters pending at the balance sheet dates that have not been disclosed below.

On June 17, 2013, the Company’s subsidiary, Health Education Corporation (“Health Education”), served a complaint on Ignite Naturals, Inc., a customer (“Ignite”), for breach of contract and failure to pay amounts owed by Ignite for its purchase orders with Health Education, and seeking general damages of $146,353.  Ignite subsequently removed the case from Utah state court to federal district court, and filed an Answer and Counterclaim, which the Company answered on September 9, 2013.  Ignite’s counsel subsequently withdrew from the case, the court ordered Defendant to have new counsel appear within 21 days, and on November 18, 2013, the court entered an order ordering Defendant to, within 14 days of the order, show cause why sanctions against Defendant should not be imposed for failure to appoint counsel.  On December 10, 2013, for Defendant’s failure to appear at the initial pretrial conference or show cause why sanctions against Defendant were not appropriate, the court entered an order imposing terminating sanctions on Defendant and directing the court clerk to enter judgment in favor of Health Education for $146,353.  On December 12, 2013, the court entered judgment in favor of Health Education against Ignite for $146,353.

On November 22, 2013, the Company, through counsel, sent a demand to Zions Bank (“Zions”) in connection with the three wires sent by Zions pursuant to oral instructions received from the person fraudulently identifying himself as Dr. Gibbs via telephone (totaling $208,920, and described in Note 12 below), for an immediate credit to the Company’s bank account of all unrecovered funds from those wires.  The Company is currently in negotiations with Zions regarding the unrecovered funds.

NOTE 4 – LEASES

The Company leases a 3,000 square foot office in the Draper, Utah that serves as its principal executive offices. The lease expires on December 31, 2014. Pursuant to the lease, the rent for the three months ended October 31, 2013 and 2012 totaled $12,676 and $12,493, respectively.

The Company has three separate subleases for three rooms totaling 1,500 square feet of their Draper office space to three individuals on a month to month basis. In May 2013, a sublease related to one of the rooms was terminated. The remaining two leases were terminated in September 2013 and October 2013. Pursuant to the sublease agreements, the monthly rent received for the three months ended October 31, 2013 and 2012 totaled $1,850 and $3,300, respectively.

The Company leased certain machinery and equipment in 2013 and 2012 under an agreement that is classified as an operating lease. The lease expired on July 15, 2013 and is now leased on a month-to-month basis. Rent expense under the operating lease totaled $1,143 and $707 for the three months ended October 31, 2013 and 2012, respectively.

NOTE 5 – RELATED PARTY NOTES PAYABLE

In January 2012, the Company entered into a two year, zero percent note with an 8% imputed interest rate with an officer, in the amount of $150,000. The note is due on December 31, 2014. The Company agreed to pay royalty payments in connection with sales of a certain product line. The company paid $1,374 and $58,551 in the three months ended October 31, 2013 and 2012, respectively.

As of October 31, 2013 and July 31, 2013, the Company owed a total of $71,876 and $75,000 in principal in related party notes.

NOTE 6 – RELATED PARTY PAYABLE

Related party payables consist of payments made by a director through credit cards and use of a line of credit used to pay expenses on behalf of the Company.  During the three months ended October 31, 2013 and 2012, the officer lent $0 and $75,762 and the Company made payments of $1,023 and $0, respectively. As of October 31, 2013 and July 31, 2013, the Company owed a total of $23,689 and $24,514 in related party payables.

NOTE 7 – LINES OF CREDIT AND LOAN PAYABLE

The Company maintains a Line of Credit with Key Bank (the “Lender”).  The Line of Credit was opened on August 28, 2012, with an available $250,000 to be drawn on for one year, not to exceed the principal amount (“draw period”).  Once the draw period is completed, advances will no longer be permitted and the Company shall repay the principal and interest outstanding, over 5 years (“repayment period”).  The repayment period begins August 28, 2013, after which a minimum monthly payment amount will be determined.  The initial interest rate is 5.210%, and is variable.  The variable interest rate is based on an independent index which is the “prime rate” as published each business day in the “Money Rates” column of the Wall Street Journal.  Interest on the note is computed on a 365/365 simple interest basis, using 1.960% points over the index.  The Lender executed a commercial security agreement.  With this agreement, the Lender is entitled to a security interest in the Company’s inventory, chattel paper, accounts receivable and general intangibles.  In August 2013, the line of credit was converted into a note, and the Company is no longer able to borrow any additional funds. Under the new terms of the note, the note has a face value of $250,000 that matures on September 1, 2018, with an interest rate of prime plus 1.960%, and as of the date of the note, the interest rate was 5.21%. The note has minimum monthly payments of $4,745 starting October 1, 2013. The balance outstanding on this note and line of credit as of October 31, 2013 and July 31, 2013 was $242,679 and $244,000, respectively.  As of October 31, 2013, the Company has paid $7,321 in principal payments.  The Lender allowed the Company to absorb a prior $50,000 note into this note, not affecting the repayment date.  The Company did incur issuance costs of $4,037, which were expensed upon occurrence.

Loans payable consisted of the following as of October 31, 2013:

Loan Payable
October 31,
2013

$250,000 face value, converted from a LOC on August 28, 2013, interest rate of 5.21%, matures on September 1, 2018.	$242,679
Total Loan payable	242,679
Less current portion	50,034
Loan payable, long-term	$192,645

In 1998, the Company entered into a line of credit with Zions Bank (“Lender”) with a credit limit of $40,000. The line bears a compounding per annum fixed interest rate of 5.25%. As of October 31, 2013 and July 31, 2013, the Company owed $17,101 and $17,911 in principal, respectively.  The Lender executed a commercial security agreement.  With this agreement, the Lender is entitled to a security interest in the Company’s inventory, chattel paper, accounts receivable and general intangibles.  The Company did incur a setup fee, which has been fully amortized.  There is no term limit on the line and the Company is allowed to draw up to its dollar limit.

NOTE 8 – CONVERTIBLE NOTES PAYABLE AND LOAN PAYABLE

Convertible notes payable consisted of the following as of October 31, 2013 and July 31, 2013, respectively:

Convertible Notes Payable
October 31,
2013

$250,000 face value, issued on September 27, 2013, interest rate of 10%, matures on September 27, 2015.	$250,000
$125,000 face value, issued on October 18, 2013, interest rate of 10%, matures on October 18, 2015.	120,000
Total convertible notes payable – non-related parties	375,000
Less current portion	-
Convertible notes payable, long-term	$375,000

On September 27, 2013, the Company issued a convertible note to an unrelated party for $250,000 that matures in September 27, 2015. The note bears an interest rate of 10% per annum, and principal is convertible at any time after September 27, 2013 in part or in whole into shares of the Company’s Common Stock using the average closing prices for five trading days directly preceding the conversion date. Interest is not convertible and is due upon conversion or at maturity date.

On October 18, 2013, the Company issued a convertible note to an unrelated party for $125,000 that matures in October 18, 2015. The note bears an interest rate of 10% per annum, and principal is convertible at any time after October 18, 2013 in part or in whole into shares of the Company’s Common Stock using the average closing prices for five trading days directly preceding the conversion date. Interest is not convertible and is due upon conversion or at the maturity date.

NOTE 9 – INCOME TAXES

The tax provision for interim periods is determined using an estimate of the Company’s effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment.

At October 31, 2013 and July 31, 2013, the Company has a full valuation allowance against its deferred tax assets as it believes it is more likely than not that these benefits will not be realized.

NOTE 10 – STOCK TRANSACTIONS

As of October 31, 2013 and July 31, 2013, the Company has 750,000,000 shares of common stock authorized with a par value of $.001, and 46,505,544 and 25,005,544 shares of common stock issued and outstanding, respectively.

During the three months ended October 31, 2013, the Company did not issue any shares of common stock.

NOTE 11 – INDUSTRY SEGMENT, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

Geographic Sales Regions

We currently sell and distribute our products four geographic regions: North Asia, Greater China, South Asia/Pacific, and the Americas. The following table sets forth the revenue for each of the geographic regions for the three months ended October 31, 2013 and 2012:

		Quarter Ended October 31,
Revenue by demo		2013		2012

	Americas	$690,753	87.06%	$988,178	80.61%
	North Asia	-	-	3,300	0.27
	Greater China	19,532	2.45	108,045	8.81
	South Asia/Pacific	83,211	10.49	126,387	10.31
		$793,496	100.00%	$1,225,910	100.00%

The table below lists our equipment, net, by geographic area for the three months ended October 31, 2013 and 2012:

	Quarter Ended October 31,
	2013		2012

Americas	$20,460	100.00%	$30,655	100.00%
North Asia	-	-	-	-
Greater China	-	-	-	-
South Asia/Pacific	-	-	-	-
	$20,460	100.00%	$30,655	100.00%

Revenue generated by each of the Company's product lines the three months ended October 31, 2013 and 2012:

	Quarter Ended October 31,
	2013		2012

Product Sales	$784,711	98.89%	$1,223,005	99.76%
NBA Services	8,785	1.11	2,905	0.24
Educational Services	-	-	-	-
	$793,496	100.00%	$1,225,910	100.00%

Significant Customers

There is currently one customer that makes up 53.1% and 67.1% of total sales as of three months ended October 31, 2013 and 2012, respectively.

NOTE 12 – SUBSEQUENT EVENTS

On November 22, 2013, the Company issued a convertible note to an unrelated party for $150,000 that matures on November 22, 2015. The note bears an interest rate of 10% per annum, and principal is convertible, at any time after the financing date in part or in whole into shares of the Company’s Common Stock using the average closing prices for five trading days directly preceding the conversion date. Interest is not convertible and is due upon conversion or at the maturity date.

On November 22, 2013, the Company issued a convertible note to an unrelated party for $150,000 that matures in November 22, 2015. The note bears an interest rate of 10% per annum, and principal is convertible at any time after November 22, 2013 in part or in whole into shares of the Company’s Common Stock using the average closing prices for five trading days directly preceding the conversion date. Interest is not convertible and is due upon conversion or at the maturity date.

On November 18, 2013, the Company, entered into a License Agreement (the “License Agreement”) with Gennesar Nutraceuticals, LLC d/b/a Genesar Nutraceuticles, a Utah limited liability company (“Genesar”). Pursuant to the License Agreement, Genesar granted the Company a worldwide exclusive license to all rights relating to, and intellectual property regarding, GenEpic™, a dietary supplement.

In connection with the execution of the License Agreement, Genesar is entitled to receive 100,000 restricted shares of the Company common stock, a royalty fee of $4/box of 30 sachets of GenEpic sold by the Company beginning after 4,000 boxes have been sold, and a payment of $200,000, due by December 1, 2013. The License Agreement has an initial term of 36 months, and will automatically renew for another 36-month term unless terminated by providing 90 days written notice to the other party prior to the end of the term.

The shares issued to Genesar by the Company as part of the License Agreement are “restricted securities” as that term is defined by the Securities Act of 1933 (the “Securities Act”), and the transaction is exempt from securities registration pursuant to Section 4(2) and/or Regulation D under the Securities Act.

On December 9, 2013, the Company entered into an equity purchase agreement with Southridge Partners II, LP, a Delaware limited partnership (“Southridge”), whereby Southridge will purchase up to $10,000,000 of the Company’s common stock, to be registered in a Form S-1 registration statement (the “Shares”). The agreement will have a two-year term unless sooner terminated because $10,000,000 of the Company’s common stock has already been sold to Southridge.

During the term, the Company will have the right to deliver a put notice (“Put Notice”) to Southridge requiring it to purchase a number of such Shares for a specific amount (the “Investment Amount”). The purchase price for the Shares covered by the Put Notice shall be equal to 90% of the average of the lowest three (3) daily volume weighted average prices for the Company’s common stock for the ten (10) trading days immediately following clearing of the Estimated Put Shares (defined below) (such purchase price the “Put Purchase Price”). The Company will deliver to Southridge, simultaneously with delivery of a Put Notice, a number of Shares equal to 125% of the Investment Amount divided by the closing price of the Company’s common stock on the day preceding the Put Notice date (the “Estimated Put Shares”). The actual number of Shares purchased by Southridge for the Investment Amount shall then be calculated by dividing the Investment Amount by the Put Purchase Price. Any excess Estimated Put Shares shall then be returned to the Company.

The number of Shares sold to Southridge at any time shall not exceed the number of such shares that, when aggregated with all other shares of common stock of the Company then beneficially owned by Southridge, would result in Southridge owning more than 9.99% of all of the Company’s common stock then outstanding. Also as part of the equity purchase agreement, the Company issued a promissory note to Southridge for $50,000, with 0% interest. This note matures on May 31, 2014 and is not convertible into common stock. Finally, as part of the equity purchase agreement, Southridge is prohibited from executing any short sales of the Company’s common stock during the term of the equity purchase agreement.

At some time prior to November 12, 2013, the Company’s CEO, Tracy Gibbs, was the victim of identity theft.  On November 12, 2013, a person representing themselves as Tracy Gibbs, phoned Zions Bank (“Zions”), instructed the bank to wire $140,000 of Company funds to a Wells Fargo account, provided the Company’s account number and Dr. Gibbs’s security PIN as required by the Company’s wire transfer agreement with Zions, and Zions then wired $140,000 of Company funds to the Wells Fargo account.  On November 13, 2013, a person representing themselves as Tracy Gibbs, phoned Zions Bank (“Zions”), instructed the bank to wire $37,420 of Company funds to a Malaysian bank account, provided the Company’s account number and Dr. Gibbs’s security PIN as required by the Company’s wire transfer agreement with Zions, and Zions then wired $37,420 of Company funds to the Malaysian bank account. On November 14, 2013, a person representing themselves as Tracy Gibbs, phoned Zions Bank (“Zions”), instructed the bank to wire $31,500 of Company funds to another Malaysian bank account, provided the Company’s account number and Dr. Gibbs’s security PIN as required by the Company’s wire transfer agreement with Zions, and Zions then wired $31,500 of Company funds to the Malaysian bank account.

During the afternoon of November 14, 2013, Dr. Gibbs discovered the wire fraud; the Company immediately filed a police report, and Zions initiated recalls of the three fraudulent wires described above.  On the afternoon of November 15, 2013, Zions personnel relayed that they had recovered $31,457 of the $31,500 wired to the second Malaysian bank account on November 14, 2013, and that they anticipated recovering a portion of the $140,000 wire to Wells Fargo on November 12, 2013.  Recovered funds in the amounts of $31,457 and $123,435 from those two wires were subsequently returned to the Company, but no funds have been recovered from the November 13, 2013 wire of $37,420 to the first Malaysian bank account.

In conjunction with the oral wire fraud described above, an identity thief hacked Dr. Gibbs’s email account and sent an email instruction to one of the Company’s accounting consultants to wire $13,380 pursuant to a fraudulent invoice provided to the consultant by the thief, and the consultant electronically wired those funds on or about November 13, 2013.  On November 19, 2013, that consultant, after receiving another instruction email from Dr. Gibbs’s email account and fraudulent invoice sent by the thief, electronically wired another $16,830.  On or about November 22, 2013, the Company discovered these fraudulent wires, and the consultant resigned from providing services to the Company, Zions bank initiated recalls of these two fraudulent wires, and the Company notified the FBI of all of the wire fraud and identity theft described above.  The FBI and local police are currently investigating the matter, but thus far no funds have been recovered from these two fraudulent wires totaling $30,210, or from the remaining unrecovered funds totaling $54,028 from the $140,000, $37,420, and $31,500 wires. The Company is currently in negotiations with Zions Bank regarding the $54,028 in unrecovered funds from those wires (see Note 3 above).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our financial statements for the three-month periods ended October 31, 2013 and 2012.

Our operating results for the three-month periods ended October 31, 2013 and 2012 are summarized as follows:

	Three Months Ended October 31,
	2013	2012

Revenues	$793,496	$1,225,910
Cost of Sales	$(636,540)	$(951,933)
Operating Expenses	$(377,147)	$(205,611)
Interest Expense	$(8,505)	$(6,663)
Net Income (Loss)	$(228,696)	$61,703

Revenues and Cost of Sales

Our business model currently generates revenues from two primary sources:

1)	Product sales: 98.89% and 99.76% for the three months ended October 31, 2013 and 2012, respectively; and
2)	Nutritional Blood Analysis (NBA) services: 1.11% and .24% for the three months ended October 31, 2013 and 2012, respectively.

Our revenues from product sales decreased from $1,223,005 in the three months ended October 31, 2012, to $784,711 in the three months ended October 31, 2013, a decrease of 35.84% totaling $438,294. The decrease was due to a decrease in product sales with our larger customers. The revenues from NBA services increased from $2,905 in the three months ended October 31, 2012 to $8,785 in the three months ended October 31, 2013, an increase of $5,880. The increase was due to the Company implementing the program at the end of the three months ending October 31, 2012, a portion of that quarter, compared to a full quarter’s worth of NBA activity in the three months ended October 31, 2013.

Revenues derived from sales in the Americas totaled $690,753, or 87.06%, in the three months ended October 31, 2013, as compared to $988,178, or 80.61%, in the three months ended October 31, 2012. Revenues derived from sales outside of the Americas totaled $102,743, or 12.95%, in the three months ended October 31, 2013, as compared to $237,732, or 19.39%, in the three months ended October 31, 2012.

Revenues derived from product sales totaled $784,711, or 98.89%, in the three months ended October 31, 2013, as compared to $1,223,005, or 99.76%, in the comparable period in 2012. The company also derived revenue from NBA services in the amount of $8,785, or 1.11%, in the three months ended October 31, 2013 as compared to $2,905, or 0.24%, in the three months ended October 31, 2012. The company did not derive revenues from educational services in 2013 or 2012.

Our cost of sales decreased from $951,933 in the three months ended October 31, 2012 to $636,540 in the three months ended October 31, 2013, a decrease of 33.1% totaling $315,393. The decrease directly relates to the decrease in product sales in 2013.

Interest expense increased from $6,663 in the three months ended October 31, 2012 to $8,505 in the three months ended October 31, 2013, an increase of 27.6% totaling $1,842. The increase is due to the Company taking out two convertible notes in the current quarter.

Expenses

Our operating expenses for the three months ended October 31, 2013 and 2012 are outlined in the table below:

	Three Months Ended October 31,

	2013	2012

General and administrative	$113,023	$107,308
Professional fees	$137,932	$721
Research and development	$31,617	$-
Salaries and wages	$94,575	$97,582

Our total operating expenses for the three months ended October 31, 2013 were $377,147, as compared to $205,611 for the comparable period in 2012, an increase of 83.4% totaling $171,536.  The increase in operating expenses during the three months ended October 31, 2013 as compared to the same period in 2012 was due to an increase in research and development and salaries and wages, coinciding with a decrease in general and administrative and professional expenses.

General and administrative expense decreased from $107,308 in the three months ended October 31, 2012 to $113,023 in the comparable period in 2013, an increase of 5.3% totaling $5,715.  The increase is due mostly to an increase in advertising and marketing in the three months ended October 31, 2013 compared to the same period in 2012.

Research and development expense increased as a result of the Company funding a large clinical study on the effects of the patented AES™, which increased research and development expense from $0 in the three months ended October 31, 2012 to $31,617 in the same period in 2013.

Professional fees increased from $721 in the three months ended October 31, 2012 to $137,932 in the three months ended October 31, 2013, an increase of $137,211.  The increase is due to the Company, after October 31, 2012, engaging outside consultants to provide sales and management services, engaging outside accountants to provide accounting services, engaging auditors to review and audit its financial statements, and incurring increased legal expenses as a result of becoming a public company.

Salaries and wages expenses decreased from $97,582 in the three months ended October 31, 2012 to $94,575 during the same period in 2013, a decrease of 3.1% totaling $3,007. The decrease is due to two of the Company’s employee’s resigning their positions on October 3, 2013. The Company hired an additional employee and an external consultant in October to fill the positions vacated by the resigning employees.

Equity Compensation

None.

Liquidity and Financial Condition

Working Capital
	October 31, 2013	July 31, 2013

Current Assets	$799,161	$450,137
Current Liabilities	$698,262	$688,339
Working Capital (deficit)	$100,899	$(238,202)

Cash Flows
	Three Months Ended October 31,
	2013	2012

Net Cash Provided by (Used in) Operating Activities	$(72,799)	$30,357
Net Cash Provided by (Used in) Financing Activities	$370,670	$(9,358)
Net Cash Used in Investing Activities	$0	$(1,663)
Increase in Cash during the Period	$297,871	$19,336
Cash and Cash Equivalents, End of Period	$309,000	$51,358

The Company had current assets of $799,161 during the three months ended October 31, 2013, as compared to $450,137 in the comparable period in 2012; the increase is mostly due to the Company’s increase in cash and cash equivalents due to the Company entering into two convertible notes totaling $375,000, partially offset by an increase in operating expenses during the current quarter.  The Company had current liabilities of $698,262 during the three months ended October 31, 2013, as compared to $688,339 in the comparable period in 2012. The increase is mainly due to an increase in unearned revenues and an increase in accounts payable and accrued expenses due to a decrease in sales. The change is offset by the conversion of a line of credit into a long-term note. The Company has incurred cumulative losses since inception of $2,814,087. As of October 31, 2013, the Company had a working capital of 100,899 due to an influx of cash from an increase in borrowing during the three months ended October 31, 2013 as compared to the same period in 2012.

Cash from operating activities decreased to ($72,799) during the three months ended October 31, 2013 as compared to $30,357 in the comparable period in 2012. The increase was mostly due to changes in net income (loss), accounts receivable, inventory, unearned revenue and accounts payable.

Cash from financing activities increased to $370,670 during the three months ended October 31, 2013 as compared to ($9,358) in the comparable period in 2012. The increase was mostly due to an increase in borrowing under convertible notes partially offset by a decrease in proceeds from related party notes payable and lines of credit and a decrease in payments of related party notes payable.

Cash used in investing activities increased from ($1,663) during the three months ended October 31, 2012 to $0 in the same period in 2013. The increase is due to purchasing equipment in 2012, which did not occur during the same period in 2013.

The future of the Company as an operating business will depend on its ability to obtain sufficient capital contributions and/or financing as may be required to sustain its operations. Management’s plan to address these issues includes a continued exercise of cost controls to conserve cash and obtaining additional debt and/or equity financing.

As we continue our business operations, we will continue to experience net negative cash flows from operations, pending receipt of significant revenues that generate a positive sales margin.

The Company expects that additional operating losses will occur until net margins gained from sales revenue is sufficient to offset the costs incurred for marketing, sales and product development. Until the Company has achieved a sales level sufficient to break even, it will not be self-sustaining or be competitive in the areas in which it intends to operate.

The Company’s management team believes that its success depends on the Company’s ability to raise additional capital and increase product sales. The Company is currently expanding into Southeast Asia and the European Union. By selling in multiple international markets, the Company believes that it will be able to successfully implement its business plan and achieve profitability.

As of October 31, 2013, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months. We anticipate substantial increases in our cash requirements which will require additional capital to be generated from the sale of Common Stock, the sale of Preferred Stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital. In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations. Failure to obtain additional financing would have a material adverse effect on our business operations.  There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

Recent global events, as well as domestic economic factors, have limited the access of many companies to both debt and equity financing. As such, no assurance can be made that financing will be available or available on terms acceptable to the Company, and, if available, it may take the form of debt or equity. In either case, any financing will have a negative impact on our financial condition and may result in an immediate and substantial dilution to our existing stockholders.

Although the Company intends to engage in a subsequent equity offering of its securities to raise additional working capital for operations, the Company has no firm commitments for any additional equity funding at the present time. However, during the three months ended October 31, 2013, the Company obtained total proceeds of $375,000 by issuing two debt instruments for $250,000 and $125,000 in principal. Insufficient financial resources may require the Company to delay or eliminate all or some of its development, marketing and sales plans, which could have a material adverse effect on the Company’s business, financial condition and results of operations. There is no certainty that the expenditures to be made by the Company will result in a profitable business proposed by the Company.

Subsequent Events

On November 22, 2013, the Company issued a convertible note to an unrelated party for $150,000 that matures on November 22, 2015. The note bears an interest rate of 10% per annum, and principal is convertible, at any time after the financing date in part or in whole into shares of the Company’s Common Stock using the average closing prices for five trading days directly preceding the conversion date. Interest is not convertible and is due upon conversion or at the maturity date.

On November 18, 2013, the Company, entered into a License Agreement (the “License Agreement”) with Gennesar Nutraceuticals, LLC d/b/a Genesar Nutraceuticles, a Utah limited liability company (“Genesar”). Pursuant to the License Agreement, Genesar granted the Company a worldwide exclusive license to all rights relating to, and intellectual property regarding, GenEpic™, a dietary supplement.

In connection with the execution of the License Agreement, Genesar is entitled to receive 100,000 restricted shares of the Company common stock, a royalty fee of $4/box of 30 sachets of GenEpic sold by the Company beginning after 4,000 boxes have been sold, and a payment of $200,000, due by December 1, 2013. The License Agreement has an initial term of 36 months, and will automatically renew for another 36-month term unless terminated by providing 90 days written notice to the other party prior to the end of the term.

The shares issued to Genesar by the Company as part of the License Agreement are “restricted securities” as that term is defined by the Securities Act of 1933 (the “Securities Act”), and the transaction is exempt from securities registration pursuant to Section 4(2) and/or Regulation D under the Securities Act.

On December 9, 2013, the Company entered into an equity purchase agreement with Southridge Partners II, LP, a Delaware limited partnership (“Southridge”), whereby Southridge will purchase up to $10,000,000 of the Company’s common stock, to be registered in a Form S-1 registration statement (the “Shares”). The agreement will have a two-year term unless sooner terminated because $10,000,000 of the Company’s common stock has already been sold to Southridge.

During the term, the Company will have the right to deliver a put notice (“Put Notice”) to Southridge requiring it to purchase a number of such Shares for a specific amount (the “Investment Amount”). The purchase price for the Shares covered by the Put Notice shall be equal to 90% of the average of the lowest three (3) daily volume weighted average prices for the Company’s common stock for the ten (10) trading days immediately following clearing of the Estimated Put Shares (defined below) (such purchase price the “Put Purchase Price”). The Company will deliver to Southridge, simultaneously with delivery of a Put Notice, a number of Shares equal to 125% of the Investment Amount divided by the closing price of the Company’s common stock on the day preceding the Put Notice date (the “Estimated Put Shares”). The actual number of Shares purchased by Southridge for the Investment Amount shall then be calculated by dividing the Investment Amount by the Put Purchase Price. Any excess Estimated Put Shares shall then be returned to the Company.

The number of Shares sold to Southridge at any time shall not exceed the number of such shares that, when aggregated with all other shares of common stock of the Company then beneficially owned by Southridge, would result in Southridge owning more than 9.99% of all of the Company’s common stock then outstanding. Also as part of the equity purchase agreement, the Company issued a promissory note to Southridge for $50,000, with 0% interest. This note matures on May 31, 2014 and is not convertible into common stock. Finally, as part of the equity purchase agreement, Southridge is prohibited from executing any short sales of the Company’s common stock during the term of the equity purchase agreement.

During the afternoon of November 14, 2013, Dr. Gibbs discovered the wire fraud; the Company immediately filed a police report, and Zions initiated recalls of the three fraudulent wires described above.  On the afternoon of November 15, 2013, Zions personnel relayed that they had recovered $31,457 of the $31,500 wired to the second Malaysian bank account on November 14, 2013, and that they anticipated recovering a portion of the $140,000 wire to Wells Fargo on November 12, 2013.  Recovered funds in the amounts of $31,457 and $123,435 from those two wires were subsequently returned to the Company, but no funds have been recovered from the November 13, 2013 wire of $37,420 to the first Malaysian bank account.

In conjunction with the oral wire fraud described above, an identity thief hacked Dr. Gibbs’s email account and sent an email instruction to one of the Company’s accounting consultants to wire $13,380 pursuant to a fraudulent invoice provided to the consultant by the thief, and the consultant electronically wired those funds on or about November 13, 2013.  On November 19, 2013, that consultant, after receiving another instruction email from Dr. Gibbs’s email account and fraudulent invoice sent by the thief, electronically wired another $16,830.  On or about November 22, 2013, the Company discovered these fraudulent wires, and the consultant resigned from providing services to the Company, Zions bank initiated recalls of these two fraudulent wires, and the Company notified the FBI of all of the wire fraud and identity theft described above.  The FBI and local police are currently investigating the matter, but thus far no funds have been recovered from these two fraudulent wires totaling $30,210, or from the remaining unrecovered funds totaling $54,028 from the $140,000, $37,420, and $31,500 wires. The Company is currently in negotiations with Zions Bank regarding the $54,028 in unrecovered funds from those wires (see Part II. Item 1. Legal Proceedings below).

Critical Accounting Policies

Our financial statements are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements included in both of the Company’s Current Reports on Form 8-K and Form 8-K/A filed on September 24, 2013 and December 12, 2013 respectively.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our results of operations, financial position or liquidity for the periods presented in this report.

Revenue Recognition

Our revenue is derived from the service revenue from Nutritional Blood Analysis, sale of retail products, and revenue derived from educational services.

The Company’s revenue recognition policy is in accordance with the requirements of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”), and other applicable revenue recognition guidance under US GAAP. Sales revenue is recognized for our retail and wholesale customers when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, and (iv) collectibility is reasonably assured — generally when products are shipped to the customer and services are rendered, except in situations in which title passes upon receipt of the products by the customer. In this case, revenues are recognized upon notification that customer receipt has occurred. The Company accrues an estimated amount for sales returns and allowances related to defective or returned products at the time of sale based on its ability to estimate sales returns and allowances using historical information. As of July 31, 2013 and 2012, the Company calculated the amount to be less than 1% of sales so no allowance was accrued in either year.  Shipping and handling fees and related freight costs and supplies associated with shipping products to customers are included as a component of cost of sales. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

The Company also recognizes revenues from the distribution of its product through trade partners.  Related revenues consist of product costs, distribution fees, testing and labeling costs, as well as any associated administrative fees.  The Company recognizes these revenues after the product has been shipped from the outsource manufacturer to the trade partner.  The Company has contractual obligation to pay the outsource manufacturers, and as a principal in these arrangements the Company includes the total product price as revenue in accordance with applicable accounting guidance.   The Company has separately negotiated contractual relationships with its trade partners, and under contracts with these trade partners the Company assumes the credit risk of product produced by the outsource manufacturer and dispensed to the trade partner.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “smaller reporting company,” this item is not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and interim chief financial officer to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date.  The Chief Executive Officer and Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

1.	A lack of independent directors;
2.

Lack of in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;
4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

▪	The Company will add sufficient number of independent directors to the board and form an Audit Committee.

▪	The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

▪	The Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.

▪	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is wholly contingent upon the Company’s ability to increase its cash flow as a result of its operations. Management hopes to have sufficient funds in the coming fiscal year to begin to institute the above measures but provides no assurances that it will be able to do so.

Changes in Internal Control over Financial Reporting

Due to the new business plan of Nutranomics, Inc. resulting from our acquisition of Health Education Corporation in September of 2013, we are in the process of finalizing our controls over the new business process.  As a result of the wire fraud described in the Item 2 “Subsequent Events” subsection above, after the conclusion of our fiscal quarter ending October 31, 2013, we have now adopted a policy that wire transfers will only be initiated from Zions Bank’s online secure treasury portals (requiring passwords only available on a Zions Bank Key FOB) or in person at a branch by a Company signer. We have instructed Zions Bank to, and it has, removed access and authorization to schedule or initiate wires via telephone.  Additionally, there will now be two signers required to disburse funds over $5,000 via check. This will ensure a second level of review for cash disbursements. Finally, for all amounts over $5,000, the Company has also adopted a policy that email authorization to send funds sent from management to personnel authorized to send funds is no longer sufficient, and such personnel are now required to confirm verbally, either in person or over the phone, with the Company’s management that it has authorized the transfer.

Limitations on the Effectiveness of Controls

The Company’s management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II – OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth below, we are currently not aware of any such pending or threatened legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

On June 17, 2013, the Company’s subsidiary, Health Education Corporation (“Health Education”), served a complaint on Ignite Naturals, Inc., a customer (“Ignite”), for breach of contract and failure to pay amounts owed by Ignite for its purchase orders with Health Education, and seeking general damages of $146,352.76.  Ignite subsequently removed the case from Utah state court to federal district court, and filed an Answer and Counterclaim, which the Company answered on September 9, 2013.  Ignite’s counsel subsequently withdrew from the case, the court ordered Defendant to have new counsel appear within 21 days, and on November 18, 2013, the court entered an order ordering Defendant to, within 14 days of the order, show cause why sanctions against Defendant should not be imposed for failure to appoint counsel.  On December 10, 2013, for Defendant’s failure to appear at the initial pretrial conference or show cause why sanctions against Defendant were not appropriate, the court entered an order imposing terminating sanctions on Defendant and directing the court clerk to enter judgment in favor of Health Education for $146,352.76.  On December 12, 2013, the court entered judgment in favor of Health Education against Ignite for $146,352.76.

On November 22, 2013, the Company, through counsel, sent a demand to Zions Bank (“Zions”) in connection with the three wires sent by Zions pursuant to oral instructions received from the person fraudulently identifying himself as Dr. Gibbs via telephone (totaling $208,920, and described in the Item 2 “Subsequent Events” subsection above), for an immediate credit to the Company’s bank account of all unrecovered funds from those wires (totaling $54,028).  The Company is currently in negotiations with Zions regarding the unrecovered funds.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
Number	Description

2.1	Share Exchange Agreement with Health Education Corporation dated September 13, 2013 (incorporated by reference to our Form 8-K filed on September 24, 2013)

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on December 19, 2008)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on December 19, 2008)

3.3	Articles of Merger filed with Nevada with an effective date of September 19, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 19, 2013)

10.1	License Agreement with Tracy Gibbs for US Patent Number 7,235,390 B2, dated June 14, 2007 (incorporated by reference to our Current Report on Form 8-K/A filed on December 12, 2013)

10.2	Employment Agreement with Diana Brown, dated May 1, 2010 (incorporated by reference to our Current Report on Form 8-K/A filed on December 12, 2013)

10.3	Employment Agreement with Nathan Jenson, dated May 14, 2012 (incorporated by reference to our Current Report on Form 8-K/A filed on December 12, 2013)

10.4	Office Lease Agreement with Unity Investments, LLC (incorporated by reference to our Current Report on Form 8-K/A filed on December 12, 2013)

10.5	License and Distribution Agreement with Nutriband USA, LLC, dated March 10, 2013 (incorporated by reference to our Current Report on Form 8-K/A filed on December 12, 2013)

10.6	License Agreement with Gennesar Nutraceuticals, LLC d/b/a Genesar Nutraceuticles (incorporated by reference to our Current Report on Form 8-K filed on November 26, 2013)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nutranomics, Inc.

Date: December 23, 2013	By:	/s/ Tracy K. Gibbs
Tracy K. Gibbs
Chief Executive Officer
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 23, 2013	/s/ Tracy K. Gibbs
Tracy K. Gibbs, Chief Executive Officer, Chief Financial Officer, and Director