Form 10-Q
period 2014-01-31
NUTRANOMICS, INC.
filed 2014-03-24
CIK 1451433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2014

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

(801) 576-8350
(Registrant's telephone number, including area code)

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
Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of January 31, 2014, the issuer had 48,860,878 issued and outstanding shares of common stock, par value of $0.001.

NUTRANOMICS, INC.
FORM 10-Q

For the Quarterly Period Ended January 31, 2014

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

HEALTH EDUCATION CORPORATION
d.b.a NUTRANOMICS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS

	January 31,	July 31,
	2014	2013
CURRENT ASSETS

Cash and cash equivalents	$128,783	$11,129
Accounts receivable, net of allowance	124,182	159,107
Related party receivable	-	1,750
Prepaid expenses	212,800	1,674
Advances on royalties, related party	140,000	-
Inventory	266,878	276,477

Total Current Assets	872,643	450,137

PROPERTY & EQUIPMENT, net	18,606	22,336

OTHER ASSETS

Rent deposit	2,000	2,000
Total Assets	$893,249	$474,473

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$355,932	$343,496
Lines of credit	36,080	261,911
Convertible notes payable-current portion, net of discount	4,835	-
Loan payable-current portion	100,497	-
Derivative liability	87,351	-
Related party payable	22,911	24,514
Unearned revenue	154,179	58,418

Total Current Liabilities	761,785	688,339

LONG-TERM LIABILITIES

Convertible notes payable	525,000	-
Loan payable	181,099	-
Related party notes payable	67,751	75,000

Total Liabilities	1,535,635	763,339

STOCKHOLDERS' DEFICIT

Common stock; par value of $.001, 750,000,000 shares authorized;
48,860,878 and 25,005,544 shares issued and outstanding at
January 31, 2014 and July 31, 2013, respectively	48,862	25,006
Additional paid in capital	3,120,118	2,271,519
Accumulated deficit	(3,811,366)	(2,585,391)

Total Stockholders' Deficit	(642,386)	(288,866)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$893,249	$474,473

See accompanying notes to the unaudited condensed consolidated financial statements

HEALTH EDUCATION CORPORATION
d.b.a NUTRANOMICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 31,		January 31,
	2014	2013	2014	2013

REVENUES	$433,483	$525,552	$1,226,979	$1,751,462
COST OF SALES	262,857	459,684	899,397	1,411,617

Gross profit	170,626	65,868	327,582	339,845

OPERATING EXPENSES

General and administrative	127,074	73,110	240,097	180,418
Professional fees	454,221	3,584	592,153	4,305
Research and development	-	43,456	31,617	43,456
Salaries and wages	519,531	96,465	614,106	194,047

Total Operating Expenses	1,100,826	216,615	1,477,973	422,226

OPERATING LOSS	(930,200)	(150,747)	(1,150,391)	(82,381)

OTHER INCOME (EXPENSE)

Loss on settlement	(37,300)	-	(37,300)	-
Change in fair value of derivative liability	617	-	617	-
Interest expense	(30,396)	(2,836)	(38,901)	(9,499)

Total Other Expense	(67,079)	(2,836)	(75,584)	(9,499)

NET LOSS BEFORE INCOME TAXES	(997,279)	(153,583)	(1,225,975)	(91,880)
Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$(997,279)	$(153,583)	$(1,225,975)	$(91,880)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.01)	$(0.03)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	46,658,736	24,987,414	41,583,493	24,982,579

See accompanying notes to the unaudited condensed consolidated financial statements

HEALTH EDUCATION CORPORATION
d.b.a NUTRANOMICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	January 31,
	2014	2013
OPERATING ACTIVITIES
Net Loss	$(1,225,975)	$(91,880)
Adjustments to reconcile net loss to net cash from operating activities:
Allowance for bad debt	(5,772)	-
Loss on settlement	(37,300)	-
Gain on derivative liability	8,851	-
Amortization of debt discount	4,835	-
Depreciation expense	3,730	4,142
Share based compensation-common stock	715,680	-
Changes in operating assets and liabilities:
Accounts receivable	40,697	(107,857)
Prepaid expense	(5,751)	336
Advances on royalties	(140,000)	-
Inventory	9,599	158,321
Deferred revenue	95,761	481
Accounts payable and accrued expenses	51,136	58,500
Net Cash From Operating Activities	(484,509)	22,043

INVESTING ACTIVITIES
Purchase of equipment	-	(1,663)
Net Cash From Investing Activities	-	(1,663)

FINANCING ACTIVITIES
Proceeds from related party payable	-	13,935
Repayments of related party payable	(1,603)	(2,099)
Proceeds from convertible debt	603,500	-
Proceeds from loan payable	-	244,000
Repayment of loan payable	(18,404)	-
Proceeds from line of credit	26,000	250,206
Repayment of line of credit	(1,831)	(302,528)
Proceeds from notes receivable-related party	-	200
Repayments of notes payable- related party	(5,499)	(227,584)
Net Cash From Financing Activities	602,163	(23,870)

Net Increase in Cash and Cash Equivalents	117,654	(3,490)

Cash and Cash Equivalents, Beginning of Period	11,129	32,022

Cash and Cash Equivalents, End of Period	$128,783	$28,532

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,811	$3,009
Income Taxes	$-	$-

Non-cash Investing and Financing activities:
Debt discount	$78,500	$-
Stock issued for prepaid expenses	$155,375	$-

See accompanying notes to the unaudited condensed consolidated financial statements

HEALTH EDUCATION CORPORATION
d.b.a NUTRANOMICS, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
January 31, 2014

NOTE 1 –ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the July 31, 2013 audited consolidated financial statements and the accompanying notes thereto. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company's consolidated condensed financial statements and accompanying notes. Actual results could differ materially from those estimates.

These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Background

Health Education Corporation d.b.a. NutraNomics, Inc., (the "Company") was incorporated under the laws of the State of Delaware on February 14, 1996 and later reincorporated under the laws of the State of Utah on January 5, 1998. The Company was originally organized to provide education services, books, cassette tapes and public presentations. The Company utilized several revenue generating tools in order to accomplish this goal including Live Blood Analysis, iridology, bone density screening and other self-help methods. In 1998, the Company changed its incorporation to the State of Utah, the primary place of business. In 2001, the Company created its own line of nutritional products that quickly became its leading revenue source. The Company filed for the d.b.a. of NutraNomics, Inc., in order to fully prepare and utilize the brand name for expansion. In retail outlets and to its clientele, the Company is known as NutraNomics, Inc. The Company sells its own brand of supplements in 16 countries direct to the public. The Company also performs research and development services and outsource manufacturing for third party entities. Beyond its sales in both the United States and Canada, the Company maintains sales representatives in Taiwan, Japan, Singapore, Philippines, Malaysia and South Korea. The Company maintains multiple different trademarks, trade names and patents.

Merger

On September 13, 2013, Buka Ventures, Inc., a Nevada corporation ("Buka") and Health Education Corporation dba. Nutranomics, Inc., a Utah corporation ("Nutranomics"), executed and delivered a Share Exchange Agreement (the "Share Agreement") and all required or necessary documentation to complete a merger (collectively, the "Transaction Documents"), whereby Buka became the parent company and Nutranomics became the wholly-owned subsidiary on the closing of the Share Agreement. Prior to the closing of this transaction and pursuant to a certain Share Exchange Agreement dated September 13, 2013, Buka canceled 25,000,000 of its 46,500,000 issued and outstanding common shares and simultaneously issued 25,005,544 shares of its common stock in exchange for 8,994,800 shares of Nutranomics common stock. The merger has been treated as a reverse acquisition and a recapitalization of a public company. Accordingly, the historic financial statements of the Company are the historic financial statements of Nutranomics, which was incorporated on January 5, 1998.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loss per Share
Basic loss per share ("EPS") is computed by dividing net loss (the numerator) by the weighted-average number of common shares outstanding for the period (the denominator).  Diluted EPS is computed by dividing net loss by the weighted-average number of common shares and potential common shares outstanding (if dilutive) during each period.  Potential common shares include common shares to be issued related to convertible debentures and stock pending issue under the ratchet provision.

As the Company has incurred losses for the six months ended January 31, 2014 and 2013, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations.

Going Concern
The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has generally had net losses after consideration of income taxes. Further, the Company has negative working capital and insufficient cash flows from operations as of January 31, 2014, and does not have the requisite liquidity to pay its current obligations. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management will seek to increase revenues and reduce costs, while raising capital through the sale of its stock. Failure to obtain additional financing would have a material adverse effect on our business operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Derivative Liabilities
In connection with the private placement of certain convertible notes beginning in January 2014, the Company became contingently obligated to issue shares of common stock in excess of the 750 million authorized under the Company's certificate of incorporation. Consequently, the ability to settle these obligations with common shares would be unavailable causing these obligations to potentially be settled in cash. This condition creates a derivative liability.
The Company has a sequencing policy regarding share settlement wherein instruments with the earliest issuance date would be settled first. The sequencing policy also considers contingently issuable additional shares, such as those issuable upon a stock split, to have an issuance date to coincide with the event giving rise to the additional shares.
Using this sequencing policy, all instruments convertible into common stock, including warrants and the conversion feature of notes payable, issued subsequent to January 14, 2014 are derivative liabilities.
The Company values these convertible notes payable using the multinomial lattice method that values the derivative liability within the notes based on a probability weighted discounted cash flow model.  The resulting liability is valued at each reporting date and the change in the liability is reflected as change in derivative liability in the statement of operations.

NOTE 3 – COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies, or legal matters pending at the balance sheet dates that have not been disclosed below.

On November 22, 2013, the Company, through counsel, sent a demand to Zions Bank ("Zions") in connection with the three wires sent by Zions pursuant to oral instructions received from a person fraudulently identifying himself as Dr. Gibbs via telephone totaling $208,920, for an immediate credit to the Company's bank account of all unrecovered funds from those wires.

In conjunction with the oral wire fraud described above, an identity thief hacked Dr. Gibbs's email account and sent an email instruction to one of the Company's accounting consultants to wire $13,380 pursuant to a fraudulent invoice provided to the consultant by the thief, and the consultant electronically wired those funds on or about November 13, 2013. On November 19, 2013, that consultant, after receiving another instruction email from Dr. Gibbs's email account and fraudulent invoice sent by the thief, electronically wired another $16,830. On or about November 22, 2013, the Company discovered these fraudulent wires.   The Company retained the accounting consulting firm, however, the specific consultant resigned from providing services to the Company. As part of the settlement, the consulting firm forgave $20,000 of outstanding fees Zions bank initiated recalls of these two fraudulent wires, and the Company notified the FBI of all of the wire fraud and identity theft described above. The FBI and local police are currently investigating the matter, but thus far no funds have been recovered by the authorities from these two fraudulent wires totaling $30,210, or from the remaining unrecovered funds totaling $54,028 from the $140,000, $37,420, and $31,500 wires. The Company has settled with Zions Bank regarding the $54,028 in unrecovered funds from those wires and received $27,014 and recorded a loss on settlement of $37,300.

NOTE 4 – ADVANCES ON ROYALTIES

On November 18, 2013, the Company entered into a License Agreement (the "License Agreement") with Gennesar Nutraceuticals, LLC d/b/a Genesar Nutraceuticles, a Utah limited liability company ("Genesar"), in which the Company's CEO is a minority owner. Pursuant to the License Agreement, Genesar granted the Company a worldwide exclusive license to all rights relating to, and intellectual property regarding, GenEpic™, a dietary supplement.

Upon execution of the License Agreement, Genesar is entitled to receive 100,000 restricted shares of the Company common stock valued at $60,900 based on the market price on the date of execution, a royalty fee of $4/box of 30 sachets of GenEpic sold by the Company beginning after 4,000 boxes have been sold, and a payment of $200,000 for advances on royalty fees, due by December 1, 2013. The License Agreement has an initial term of 36 months, and will automatically renew for another 36-month term unless terminated by providing 90 days written notice to the other party prior to the end of the term.  As of January 31, 2014, the Company has not issued any shares of the common stock and has paid $140,000 of the $200,000 prepayment on royalty fees, which will be offset against future royalty fees incurred on products sold.  As of the date of this filing, these shares are in the process of being issued, but have not yet been issued.

NOTE 5 – LEASES

The Company leases a 3,000 square foot office in the Draper, Utah that serves as its principal executive offices. The lease expires on December 31, 2014. Pursuant to the lease, the rent for the six months ended January 31, 2014 and 2013 totaled $24,040 and $17,813, respectively.

The Company has six separate subleases for six rooms totaling 1,500 square feet of their Draper office space to six individuals on a month to month basis. In May 2013, a sublease related to one of the rooms was terminated. The remaining two leases were terminated in September 2013 and October 2013. Pursuant to the sublease agreements, the monthly rent received for the six months ended January 31, 2014 and 2013 totaled $1,850 and $6,600, respectively.

The Company leased certain machinery and equipment in 2013 and 2012 under an agreement that is classified as an operating lease. The lease expired on July 15, 2013 and is now leased on a month-to-month basis. Rent expense under the operating lease totaled $2,189 and $1,735 for the six months ended January 31, 2014 and 2013, respectively.

NOTE 6 – RELATED PARTY NOTES PAYABLE

In January 2012, the Company entered into a two year, zero percent note with an 8% imputed interest rate with an officer, in the amount of $150,000. The note is due on December 31, 2014. The Company agreed to pay royalty payments in connection with sales of a certain product line. The Company paid royalty payments of $7,249 and $73,742 in the six months ended January 31, 2014 and 2013, respectively.

As of January 31, 2014 and July 31, 2013, the Company owed a total of $67,751 and $75,000 in principal in related party notes.

NOTE 7 – RELATED PARTY PAYABLE

Related party payables consist of payments made by a director through credit cards and use of a line of credit used to pay expenses on behalf of the Company. During the six months ended January 31, 2014 and 2013, the officer lent $0 and $80,775 and the Company made payments of $1,603 and $0, respectively. As of January 31, 2014 and July 31, 2013, the Company owed a total of $22,911 and $24,514 in related party payables.

NOTE 8 – LINES OF CREDIT AND LOAN PAYABLE

The Company maintains a Line of Credit with Key Bank (the "Lender"). The Line of Credit was opened on August 28, 2012, with an available $250,000 to be drawn on for one year, not to exceed the principal amount ("draw period"). Once the draw period is completed, advances will no longer be permitted and the Company shall repay the principal and interest outstanding, over 5 years ("repayment period"). The repayment period begins August 28, 2013, after which a minimum monthly payment amount will be determined. The initial interest rate is 5.210%, and is variable. The variable interest rate is based on an independent index which is the "prime rate" as published each business day in the "Money Rates" column of the Wall Street Journal. Interest on the note is computed on a 365/365 simple interest basis, using 1.960% points over the index. The Lender executed a commercial security agreement. With this agreement, the Lender is entitled to a security interest in the Company's inventory, chattel paper, accounts receivable and general intangibles. In August 2013, the line of credit was converted into a note, and the Company is no longer able to borrow any additional funds. Under the new terms of the note, the note has a face value of $250,000 that matures on September 1, 2018, with an interest rate of prime plus 1.960%, and as of the date of the note, the interest rate was 5.21%. The note has minimum monthly payments of $4,745 which started on October 1, 2013. The balance outstanding on this note and line of credit as of January 31, 2014 and July 31, 2013 was $231,596 and $244,000, respectively. As of January 31, 2014, the Company has paid $18,404 in principal payments. The Lender allowed the Company to absorb a prior $50,000 note into this note, not affecting the repayment date. The Company did incur issuance costs of $4,037, which were expensed upon occurrence.

On December 9, 2013, the Company issued a promissory note to Southridge as part of an equity purchase agreement (the "Equity Purchase Agreement") for $50,000, with 0% interest. The note was issued in lieu of due diligence and legal fees. This note matures on May 31, 2014 and is not convertible into common stock.  See Note 11.

Loans payable consisted of the following as of January 31, 2014:

Loan Payable
January 31,
2014

$250,000 face value, converted from a LOC on August 28, 2013, interest rate of 5.21%, matures on September 1, 2018.	$231,596
$50,000 face value, issued on December 9, 2013, with no interest rate, matures on May 31, 2014.	50,000
Total Loan payable	281,596
Less current portion	100,497
Loan payable, long-term	$181,099

In 1998, the Company entered into a line of credit with Zions Bank ("Lender") with a credit limit of $40,000. The line bears a compounding per annum fixed interest rate of 5.25%. As of January 31, 2014 and July 31, 2013, the Company owed $36,080 and $17,911 in principal, respectively. The Lender executed a commercial security agreement. With this agreement, the Lender is entitled to a security interest in the Company's inventory, chattel paper, accounts receivable and general intangibles. The Company did incur a setup fee, which has been fully amortized. There is no term limit on the line and the Company is allowed to draw up to its dollar limit.

 NOTE 9 – CONVERTIBLE NOTES PAYABLE AND LOAN PAYABLE

Convertible notes payable consisted of the following as of January 31, 2014 and July 31, 2013, respectively:

January 31,
2014

$250,000 face value, issued on September 27, 2013, interest rate of 10%, matures on September 27, 2015.	$250,000
$125,000 face value, issued on October 18, 2013, interest rate of 10%, matures on October 18, 2015.	125,000
$150,000 face value, issued on November 22, 2013, interest rate of 10%, matures on November 22, 2015.	150,000
$78,500 face value, issued on January 14, 2014, interest rate of 8%, matures on October 14, 2014, net of unamortized discount of $73,665and $0 as of January 31, 2014 and July 31, 2013.	4,835
Total convertible notes payable – non-related parties	529,835
Less current portion	4,835
Convertible notes payable, long-term	$525,000

On September 27, 2013, the Company issued a convertible note to an unrelated party for $250,000 that matures in September 27, 2015. The note bears an interest rate of 10% per annum with a floor of $.005 per share, and principal is convertible at any time after September 27, 2013 in part or in whole into shares of the Company's Common Stock using the average closing prices for five trading days directly preceding the conversion date. Interest is not convertible and is due upon conversion or at maturity date.

On October 18, 2013, the Company issued a convertible note to an unrelated party for $125,000 that matures in October 18, 2015. The note bears an interest rate of 10% per annum with a floor of $.005 per share, and principal is convertible at any time after October 18, 2013 in part or in whole into shares of the Company's Common Stock using the average closing prices for five trading days directly preceding the conversion date. Interest is not convertible and is due upon conversion or at the maturity date.

On November 22, 2013, the Company issued a convertible note to an unrelated party for $150,000 that matures in November 22, 2015. The note bears an interest rate of 10% per annum with a floor of $.005 per share, and principal is convertible at any time after November 22, 2013 in part or in whole into shares of the Company's Common Stock using the average closing prices for five trading days directly preceding the conversion date. Interest is not convertible and is due upon conversion or at the maturity date.

On January 14, 2014, the Company entered into a convertible promissory note with Asher Enterprises, Inc. ("Asher") a Delaware Corporation for an 8% convertible promissory note with an aggregate principal amount of $78,500 which together with any unpaid accrued interest is due on October 17, 2014. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder's option 180 days from inception at a variable conversion price calculated as 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the last complete trading day prior to the conversion date with a floor of $.00005 as stated in the conversion feature. In January 2014, the Company received cash in the amount of $58,600, with the remaining $19,900 being used for legal and accounting fees. The Company analyzed the note on the issuance date on January 14, 2014. The Company determined that the variable conversion price and the floor exceeding the authorized number of shares results in the need for bifurcation into a separate derivative liability valued at fair market value. On January 14, 2014, the Company estimated the fair market value of the derivative liability associated with the bifurcated conversion feature to be $87,968 and a discount on the note of $78,500. As of January 31, 2014, the Company estimated the fair market value of the derivative liability to be $87,351, with a change in fair value of $617, and recorded $4,835 in amortization related to the discount on the note to interest expense.

NOTE 10 – INCOME TAXES

The tax provision for interim periods is determined using an estimate of the Company's effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment.

At January 31, 2014 and July 31, 2013, the Company has a full valuation allowance against its deferred tax assets as it believes it is more likely than not that these benefits will not be realized.

NOTE 11 – STOCK TRANSACTIONS

As of January 31, 2014 and July 31, 2013, the Company has 750,000,000 shares of common stock authorized with a par value of $.001, and 48,860,878 and 25,005,544 shares of common stock issued and outstanding, respectively.

During the six months ended January 31, 2014, the Company also issued 1,938,667 shares of Common Stock as share-based compensation to employees and non-employees valued at $715,680, based on the market price of the stock as of the applicable measurement date. The Company also issued 416,667 shares of fully vested and nontransferable common stock as prepaid services  over a six month period valued at $155,375 based on the market price as of the measurement date.

Equity Purchase Agreement
The Company entered into an equity purchase agreement with Southridge Partners II, LP ("Southridge") on December 9, 2013. Pursuant to the Equity Purchase Agreement, Southridge committed to purchase up to $10,000,000 of the Company's common stock, over a period of time terminating on the earlier of: (i) 24 months from the effective date of a registration statement to be filed in connection therewith or (ii) the date on which Southridge has purchased shares of common stock pursuant to this agreement for an aggregate maximum purchase price of $10,000,000; such commitment is subject to certain conditions. The purchase price to be paid by Southridge will be 90% of the average of the lowest three (3) daily volume weighted average prices for the Company's common stock for the ten (10) trading days immediately following clearing of the Estimated Put Shares (defined below) (such purchase price the "Put Purchase Price") under the Equity Purchase Agreement.

The Company will deliver to Southridge, simultaneously with delivery of a Put Notice, a number of Shares equal to 125% of the Investment Amount divided by the closing price of the Company's common stock on the day preceding the Put Notice date (the "Estimated Put Shares"). The actual number of Shares purchased by Southridge for the Investment Amount shall then be calculated by dividing the Investment Amount by the Put Purchase Price. Any excess Estimated Put Shares shall then be returned to the Company.

The number of Shares sold to Southridge at any time shall not exceed the number of such shares that, when aggregated with all other shares of common stock of the Company then beneficially owned by Southridge, would result in Southridge owning more than 9.99% of all of the Company's common stock then outstanding. Also as part of the equity purchase agreement, the Company issued a promissory note to Southridge for $50,000, with 0% interest. This note matures on May 31, 2014 and is not convertible into common stock. Finally, as part of the equity purchase agreement, Southridge is prohibited from executing any short sales of the Company's common stock during the term of the equity purchase agreement.

The Company will not be entitled to put shares to Southridge:

•	unless there is an effective registration statement under the Securities Act to cover the resale of the shares by Southridge;
•	unless the common stock continues to be quoted on the OTC Bulletin Board and has not been suspended from trading;
•
if an injunction shall have been issued and remain in force, or action commenced by a governmental authority which has not been stayed or abandoned, prohibiting the purchase or the issuance of the shares to Southridge;

•
if the Company has not complied with their obligations and are otherwise in breach of or in default under, the Equity Purchase Agreement, our registration rights agreement (the "Registration Rights Agreement") with Southridge or any other agreement executed in connection therewith with Southridge;

•
since the date of the filing of the Company's most recent filing with the Securities and Exchange Commission no event that had or is reasonably likely to have a Material Adverse Effect (as defined in the Equity Purchase Agreement) has occurred; and

•	to the extent that such shares would cause Southridge's beneficial ownership to exceed 9.99% of our outstanding shares.

The Equity Purchase Agreement further provides that Southridge is entitled to customary indemnification from the Company for any losses or liabilities it suffers as a result of any breach of any provisions of the Equity Purchase Agreement or the Registration Rights Agreement, or as a result of any lawsuit brought by a third-party arising out of or resulting from Southridge's execution, delivery, performance or enforcement of the Equity Purchase Agreement or the Registration Rights Agreement or from material misstatements or omissions in the prospectus accompanying the registration statement for the resale of the shares issued to Southridge.

As of January 31, 2013, no shares have been issued under the Equity Purchase Agreement.

NOTE 12 – DERIVATIVE LIABILITY
FASB ASC 820 defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and enhances disclosures about fair value measurements.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under FASB ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on three levels of inputs, with the first two inputs considered observable and the last input considered unobservable, that may be used to measure fair value as follows:
•	Level one -- Quoted market prices in active markets for identical assets or liabilities;

•	Level two – Inputs, other than level one inputs, that are either directly or indirectly observable; and

•	Level three -- Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has one liability measured at fair value on a recurring basis, which consists of a derivative liability on certain convertible notes payable (see NOTE 9). As of January 31, 2014 this derivative liability had an estimated fair value of $87,351. The Company has no assets that are measured at fair value on a recurring basis.
The following table presents information about our derivative liability, which was our only financial instrument measured at fair value on a recurring basis using significant inputs other than level one inputs that are either directly or indirectly observable (Level 2) as of January 31, 2014:
Balance at July 31, 2013	$-
New Derivative Liability	87,968
Total (gains)losses included in earnings	(617)
Issuances	-

Balance at January 31, 2014	$87,351

The fair value of this derivative liability was calculated using the multinomial lattice models that value the derivative liability within the notes based on a probability weighted discounted cash flow model. These models are based on future projections of the various potential outcomes. The features in the note that were analyzed and incorporated into the model included the conversion feature with the reset provisions; redemption provisions; and the default provisions. Assumptions used to calculate the fair value of the derivative liability were as follows:

January 31,
2014
Expected term in years	.75 years
Risk-free interest rates	0.06%
Volatility	84%
Dividend yield	0.00%

In addition to the assumptions above, the Company also takes into consideration whether or not the Company would participate in another round of financing and if that financing is registered or not and what that stock price would be for the financing at that time. The Company will continue to adjust the derivative liability for changes in fair value until the note matures on October 14, 2014.

NOTE 13 – INDUSTRY SEGMENT, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

Geographic Sales Regions
We currently sell and distribute our products in four geographic regions: North Asia, Greater China, South Asia/Pacific, and the Americas. The following table sets forth the revenue for each of the geographic regions for the three and six months ended January 31, 2014 and 2013:
	Three Months Ended January 31,
	2014		2013

Americas	$293,025	67.60%	$341,915	65.06%
North Asia	26,794	6.18	-	-
Greater China	21,555	4.97	85,510	16.27
South Asia/Pacific	92,109	21.25	98,127	18.67
	$433,483	100.00%	$525,552	100.00%

	Six Months Ended January 31,
	2014		2013

Americas	$983,778	80.18%	$1,330,092	75.94%
North Asia	26,794	2.18	3,300	0.19
Greater China	41,087	3.35	193,556	11.05
South Asia/Pacific	175,320	14.29	224,514	12.82
	$1,226,979	100.00%	$1,751,462	100.00%

The table below lists our equipment, net, by geographic area for the three and six months ended January 31, 2014 and 2013:

	Three & Six Months Ended January 31,
	2014		2013

Americas	$18,606	100.00%	$26,514	100.00%
North Asia	-	-	-	-
Greater China	-	-	-	-
South Asia/Pacific	-	-	-	-
	$18,606	100.00%	$26,514	100.00%

The following table sets forth the revenue generated by each of the Company's product lines for the three and six months ended January 31, 2014 and 2013:

	Three Months Ended January 31,
	2014		2013

Product Sales	$430,879	99.40%	$552,509	99.42%
NBA Services	2,604	0.60	3,043	0.58
Educational Services	-	-	-	-
	$433,483	100.00%	$525,552	100.00%

	Six Months Ended January 31,
	2014		2013

Product Sales	$1,215,590	99.07%	$1,745,514	99.66%
NBA Services	11,389	0.93	5,948	0.34
Educational Services	-	-	-	-
	$1,226,979	100.00%	$1,751,462	100.00%

Significant Customers

There is currently one customer that makes up 41.9% and 15.3% of total sales as of the three months ended January 31, 2014 and 2013, respectively, and 49.1% and 51.7% of total sales as of the six months ended January 31, 2014 and 2013, respectively.

NOTE 14 – SUBSEQUENT EVENTS

On March 20, 2014, Health Education was served a copy of a complaint filed by EpicEra Incorporated ("Epic") in the Utah Third Judicial District Court for the return of a $100,000 deposit paid by Epic to Health Education for the supply of nutritional products.  Health Education intends to answer the Complaint and file a counterclaim against Epic and third-party claims against eCosway USA, Inc. ("eCosway," which is Epic's owner), and its principals, for breach of a non-disclosure and non-circumvention agreement, fraud, fraudulent inducement, and conversion.  Health Education's claims will allege that (1) eCosway and its principals have defrauded Health Education and engaged in a scheme of corporate espionage to misappropriate Health Education's proprietary information and trade secrets to launch their new multilevel marketing company, Epic; (2) under the fraudulent guise of partnering with Health Education to have Health Education formulate and produce the health products to be sold by Epic's distributors, eCosway and its principals signed a non-disclosure and non-circumvention agreement that they had no intention of honoring in order to gain access to Health Education's proprietary information so that they could steal that information and use it for their own benefit; (3) Health Education relied upon the non-disclosure and non-disclosure agreement and misrepresentations of Epic, eCosway, and its principals, and disclosed the proprietary information and formulations, which Epic then appropriated as its own.  Health Education's claims will request injunctive relief as well as damages for the theft of Health Education's proprietary information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our financial statements for the three and six-month periods ended January 31, 2014 and 2013.

Our operating results for the three and six-month periods ended January 31, 2014 and 2013 are summarized as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2014	2013	2014	2013

Revenues	$433,483	$525,552	$1,226,979	$1,751,462
Cost of Sales	$(262,857)	$(459,684)	$(899,397)	$(1,411,617)
Operating Expenses	$(1,100,826)	$(216,615)	$(1,477,973)	$(422,226)
Loss on settlement	$(37,300)	$-	$(37,300)	$-
Change in fair value of derivative liability	$617	$-	$617	$-
Interest Expense	$(30,396)	$(2,836)	$(38,901)	$(9,499)
Net Loss	$(997,279)	$(153,583)	$(1,225,975)	$(91,880)

Revenues and Cost of Sales

Our business model currently generates revenues from two primary sources:
1)	Product sales: 99.40% and 99.42% and 99.07% and 99.66% for the three and six months ended January 31, 2014 and 2013, respectively; and
2)	Nutritional Blood Analysis (NBA) services: .60% and .58% and .93% and .34% for the three and six months ended January 31, 2014 and 2013, respectively.

Our revenues from product sales decreased from $552,509 and $1,745,514 in the three and six months ended January 31, 2013, to $430,879 and $1,215,590 in the three and six months ended January 31, 2014, a decrease of 22.01% and 30.36% totaling $21,630 and $529,924, respectively. The decrease was due to a decrease in product sales with our larger customers. The revenues from NBA services decreased and increased from $3,043 and $5,948 in the three and six months ended January 31, 2013 to $2,604 and $11,389 in the three and six months ended January 31, 2014, a decrease and increase of $439 and $5,441, respectively. The decrease is due to the Company attending fewer trade shows to generate fewer NBA services in the three month period. The increase was due to the Company implementing the NBA program at the end of the October 2012, a portion of that quarter and a full quarter, compared to a full six months' worth of NBA activity in the six months ended January 31, 2014.

Revenues derived from sales in the Americas totaled $293,025 and $983,778, or 67.60% and 80.18%, in the three and six months ended January 31, 2014, as compared to $341,915 and $1,330,092, or 65.06% and 75.94%, in the three and six months ended January 31, 2013, respectively. Revenues derived from sales outside of the Americas totaled $140,458 and $243,201, or 32.40% and 19.82%, in the three and six months ended January 31, 2014, as compared to $183,638 and $421,370, or 34.94% and 24.06%, in the three and six months ended January 31, 2013, respectively.

Revenues derived from product sales totaled $430,879 and $1,215,590, or 99.40% and 99.07%, in the three and six months ended January 31, 2014, as compared to $552,509 and $1,745,514, or 99.42% and 99.66%, in the comparable period in 2013, respectively. The company also derived revenue from NBA services in the amount of $2,604 and $11,389, or .60% and .93%, in the three and six months ended January 31, 2014 as compared to $3,043 and $5,948, or .58% and .34%, in the three and six months ended January 31, 2013, respectively. The company did not derive revenues from educational services in 2014 or 2013.

Our cost of sales decreased from $459,684 and $1,411,617 in the three and six months ended January 31, 2013 to $262,857 and $899,397 in the three and six months ended January 31, 2014, a decrease of 42.82% and 36.29% totaling $196,827 and $512,220. The decrease directly relates to the decrease in product sales in 2014 as well as a change in the mix of products sold as the Company has sold fewer low margin products.

Interest expense increased from $2,836 and $9,499 in the three and six months ended January 31, 2013 to $30,396 and $38,901 in the three and six months ended January 31, 2014, an increase of 971.79% and 309.53% totaling $27,560 and $29,402, respectively. The increase is due to the Company taking out four convertible notes in the current six month period.

Expenses

Our operating expenses for the three and six-month periods ended January 31, 2014 and 2013 are outlined in the table below:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2014	2013	2014	2013

General and administrative	$127,074	$73,110	$240,097	$180,418
Professional fees	$454,221	$3,584	$592,153	$4,305
Research and development	$-	$43,456	$31,617	$43,456
Salaries and wages	$519,531	$96,465	$614,106	$194,047

Our total operating expenses for the three and six months ended January 31, 2014 were $1,100,826 and $1,477,973, as compared to $216,615 and $422,226 for the comparable periods in 2013, an increase of 408.19% and 250.04% totaling $884,211 and $1,055,747.  The increase in operating expenses during the three and six months ended January 31, 2014 as compared to the same periods in 2013 was due to an increase in salaries and wages, and in general and administrative and professional expenses, partially offset by a decrease in research and development.

General and administrative expense increased from $73,110 and $180,418 in the three and six months ended January 31, 2013 to $127,074 and $240,097 in the comparable period in 2014, an increase of 73.81% and 33.08% totaling $53,964 and $59,679, respectively.  The increase is due mostly to an increase in advertising and marketing and travel expenses in the three months ended January 31, 2014 compared to the same period in 2013.

Research and development expense decreased as a result of the Company funding a large clinical study on the effects of the patented AES™, which decreased research and development expense from $43,456 and $43,456 in the three and six months ended January 31, 2013 to $0 and $31,617 in the same period in 2014.

Professional fees increased from $3,584 and $4,305 in the three and six months ended January 31, 2013 to $454,221 and $592,153 in the three and six months ended January 31, 2014, an increase of 12,573.58% and 13,655.01% totaling $450,637 and $587,848, respectively.  The increase is due to the Company, in the current periods, engaging outside consultants to provide sales and management services, engaging outside accountants to provide accounting services, engaging auditors to review and audit its financial statements, incurring increased legal expenses, and issuing stock for services as a result of becoming a public company.

Salaries and wages expenses increased from $94,465 and $194,047 in the three and six months ended January 31, 2013 to $519,531 and $614,106 during the same periods in 2014, an increase of 449.97% and 216.47% totaling $425,066 and $420,059, respectively. The increase is due to the Company issuing stock bonuses of 1 million and 3,334 shares of common stock to the president and a director during the current quarter.

Equity Compensation

The Company issued stock bonuses of 1 million and 3,334 shares of common stock to the Company's president and director and the Company's general manager respectively during the current quarter.

Liquidity and Financial Condition

Working Capital
	January 31,	July 31,
	2014	2013

Current Assets	$872,643	$450,137
Current Liabilities	$761,785	$688,339
Working Capital (deficit)	$110,858	$(238,202)

Cash Flows
	Six Months Ended
	January 31,
	2014	2013

Net Cash Provided by (Used in) Operating Activities	$(484,509)	$22,043
Net Cash Provided by (Used in) Financing Activities	$602,163	$(23,870)
Net Cash Used in Investing Activities	$-	$(1,663)
Increase (Decrease) in Cash during the Period	$117,654	$(3,490)
Cash and Cash Equivalents, End of Period	$128,783	$28,532

The Company had current assets of $872,643 as of January 31, 2014, as compared to $450,137 as of January 31, 2013; the increase is mostly due to the Company's increase in cash and cash equivalents due to the Company entering into four convertible notes totaling $603,500, an increase in prepaid expenses related to a stock issuance for future consulting services, and an increase in advances on royalties, related party, during the current period.  The Company had current liabilities of $761,785 as of January 31, 2014, as compared to $688,339 January 31, 2013. The increase is mainly due to an increase in a derivative liability, an increase in unearned revenues, and an increase in accounts payable and accrued expenses due to a decrease in sales. The change is partially offset by the conversion of a line of credit into a long-term note. The Company has incurred cumulative losses since inception of $3,811,366. As of January 31, 2014, the Company had working capital of $110,858 due to an influx of cash from an increase in borrowing during the six months ended January 31, 2014 as compared to a working deficit the same period in 2013 of $238,202.

Cash from operating activities decreased to ($484,509) during the six months ended January 31, 2014 as compared to $22,043 in the comparable period in 2013. The decrease was mostly due to changes in net loss, accounts receivable, inventory, unearned revenue, advances on royalties, and accounts payable.

Cash from financing activities increased to $602,163 during the six months ended January 31, 2014 as compared to ($23,870) in the comparable period in 2013. The increase was mostly due to an increase in borrowing under convertible notes as well as proceeds from related party notes payable and lines of credit, partially offset by a decrease in payments of related party notes payable.

Cash used in investing activities increased from ($1,663) during the six months ended January 31, 2014 to $0 in the same period in 2013. The increase is due to purchasing equipment in 2013, which did not occur during the same period in 2014.

The future of the Company as an operating business will depend on its ability to obtain sufficient capital contributions and/or financing as may be required to sustain its operations. Management's plan to address these issues includes an increased exercise of cost controls to conserve cash and obtaining additional debt and/or equity financing.

As we continue our business operations, we will continue to experience net negative cash flows from operations, pending receipt of significant revenues that generate a positive sales margin.

The Company expects that additional operating losses will occur until net margins gained from sales revenue are sufficient to offset the costs incurred for marketing, sales and product development. Until the Company has achieved a sales level sufficient to break even, it will not be self-sustaining or be competitive in the areas in which it intends to operate.

The Company's management team believes that its success depends on the Company's ability to raise additional capital and increase product sales. The Company is currently expanding into Southeast Asia and the European Union. By selling in multiple international markets, the Company believes that it will be able to successfully implement its business plan and achieve profitability.

As of January 31, 2014, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months. We anticipate substantial increases in our cash requirements which will require additional capital to be generated from the sale of Common Stock, the sale of Preferred Stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital. In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations. Failure to obtain additional financing would have a material adverse effect on our business operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

Although the Company intends to engage in a subsequent equity offering of its securities to raise additional working capital for operations, the Company has no firm commitments for any additional equity funding at the present time. However, during the six months ended January 31, 2014, the Company obtained total proceeds of $603,500 by issuing four debt instruments for $250,000, $125,000, $150,000, and $78,500 in principal. Insufficient financial resources may require the Company to delay or eliminate all or some of its development, marketing, and sales plans, which could have a material adverse effect on the Company's business, financial condition, and results of operations. There is no certainty that the expenditures to be made by the Company will result in a profitable business proposed by the Company.

Subsequent Events

On March 20, 2014, the Company's subsidiary, Health Education Corporation ("Health Education"), was served a copy of a complaint filed by EpicEra Incorporated ("Epic") in the Utah Third Judicial District Court for the return of a $100,000 deposit paid by Epic to Health Education for the supply of nutritional products.  Health Education intends to answer the Complaint and file a counterclaim against Epic and third-party claims against eCosway USA, Inc. ("eCosway," which is Epic's owner), and its principals, for breach of a non-disclosure and non-circumvention agreement, fraud, fraudulent inducement, and conversion.  Health Education's claims will allege that (1) eCosway and its principals have defrauded Health Education and engaged in a scheme of corporate espionage to misappropriate Health Education's proprietary information and trade secrets to launch their new multilevel marketing company, Epic; (2) under the fraudulent guise of partnering with Health Education to have Health Education formulate and produce the health products to be sold by Epic's distributors, eCosway and its principals signed a non-disclosure and non-circumvention agreement that they had no intention of honoring in order to gain access to Health Education's proprietary information so that they could steal that information and use it for their own benefit; (3) Health Education relied upon the non-disclosure and non-circumvention agreement and misrepresentations of Epic, eCosway, and its principals, and disclosed the proprietary information and formulations, which Epic then appropriated as its own.   Health Education's claims will request injunctive relief as well as damages for the theft of Health Education's proprietary information.

Critical Accounting Policies

Our financial statements are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates, assumptions, judgments, and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk, and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements included in both of the Company's Current Reports on Form 8-K and Form 8-K/A filed on September 24, 2013 and December 12, 2013 respectively.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our results of operations, financial position, or liquidity for the periods presented in this report.

Revenue Recognition

Our revenue is derived from the service revenue from Nutritional Blood Analysis, sale of retail products, and revenue derived from educational services.

The Company's revenue recognition policy is in accordance with the requirements of Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition ("SAB 104"), and other applicable revenue recognition guidance under US GAAP. Sales revenue is recognized for our retail and wholesale customers when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, and (iv) collectibility is reasonably assured — generally when products are shipped to the customer and services are rendered, except in situations in which title passes upon receipt of the products by the customer. In this case, revenues are recognized upon notification that customer receipt has occurred. The Company accrues an estimated amount for sales returns and allowances related to defective or returned products at the time of sale based on its ability to estimate sales returns and allowances using historical information. Shipping and handling fees and related freight costs and supplies associated with shipping products to customers are included as a component of cost of sales. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a "smaller reporting company," this item is not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term "disclosure controls and procedures" to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and interim chief financial officer to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are not effective as of such date.  The Chief Executive Officer and Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

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

3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;
4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

▪	The Company will add a sufficient number of independent directors to the board and form an Audit Committee.

▪	The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

▪	The Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.

▪	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is wholly contingent upon the Company's ability to increase its cash flow as a result of its operations. Management hopes to have sufficient funds in the coming fiscal year to begin to institute the above measures but provides no assurances that it will be able to do so.

Changes in Internal Control over Financial Reporting

Due to the new business plan of Nutranomics, Inc. resulting from our acquisition of Health Education Corporation in September of 2013, we are in the process of finalizing our controls over the new business process.  As a result of the wire fraud described in the Item 1 "Note 3" subsection above, during our fiscal quarter ending January 31, 2014, we have reemphasized our existing policies that wire transfers will only be initiated from Zions Bank's online secure treasury portals (requiring passwords only available on a Zions Bank Key FOB) or in person at a branch by a Company signer.  Additionally, we have reemphasized our existing policy that for all amounts over $5,000, that email authorization to send funds sent from management to personnel authorized to send funds is not sufficient, and such personnel continue to be required to confirm verbally, either in person or over the phone, with the Company's management that it has authorized the transfer and to vouch the payment to appropriate supporting documentation.  As a new policy we are implementing monitoring procedures to ensure existing policies are followed in all instances.  Further, we have instructed Zions Bank to, and it has, removed access and authorization to schedule or initiate wires via telephone.  Additionally, there will now be two signers required to disburse funds over $5,000 via check. Adherence to existing policies and implementation of the new policies and monitoring procedures will ensure a second level of review for cash disbursements.

Limitations on the Effectiveness of Controls

The Company's management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

On June 17, 2013, the Company's subsidiary, Health Education Corporation ("Health Education"), served a complaint on Ignite Naturals, Inc., a customer ("Ignite"), for breach of contract and failure to pay amounts owed by Ignite for its purchase orders with Health Education, and seeking general damages of $146,352.76.  Ignite subsequently removed the case from Utah state court to federal district court, and filed an Answer and Counterclaim, which the Company answered on September 9, 2013.  Ignite's counsel subsequently withdrew from the case, the court ordered Ignite to have new counsel appear within 21 days, and on November 18, 2013, the court entered an order ordering Ignite to, within 14 days of the order, show cause why sanctions against Ignite should not be imposed for failure to appoint counsel.  On December 10, 2013, for Ignite's failure to appear at the initial pretrial conference or show cause why sanctions against Ignite were not appropriate, the court entered an order imposing terminating sanctions on Ignite and directing the court clerk to enter judgment in favor of Health Education for $146,352.76.  On December 12, 2013, the court entered judgment in favor of Health Education against Ignite for $146,352.76.

On November 22, 2013, the Company, through counsel, sent a demand to Zions Bank ("Zions") in connection with the three wires sent by Zions pursuant to oral instructions received from the person fraudulently identifying himself as Dr. Gibbs via telephone (totaling $208,920, and described in the Item 1 "Note 3" subsection above), for an immediate credit to the Company's bank account of all unrecovered funds from those wires (totaling $54,028).  On January 7, 2014, the Company settled with Zions in full, and Zions paid the Company $27,014.

On March 20, 2014, Health Education was served a copy of a complaint filed by EpicEra Incorporated ("Epic") in the Utah Third Judicial District Court for the return of a $100,000 deposit paid by Epic to Health Education for the supply of nutritional products.  Health Education intends to answer the Complaint and file a counterclaim against Epic and third-party claims against eCosway USA, Inc. ("eCosway," which is Epic's owner), and its principals, for breach of a non-disclosure and non-circumvention agreement, fraud, fraudulent inducement, and conversion.  Health Education's claims will allege that (1) eCosway and its principals have defrauded Health Education and engaged in a scheme of corporate espionage to misappropriate Health Education's proprietary information and trade secrets to launch their new multilevel marketing company, Epic; (2) under the fraudulent guise of partnering with Health Education to have Health Education formulate and produce the health products to be sold by Epic's distributors, eCosway and its principals signed a non-disclosure and non-circumvention agreement that they had no intention of honoring in order to gain access to Health Education's proprietary information so that they could steal that information and use it for their own benefit; (3) Health Education relied upon the non-disclosure and non-circumvention agreement and misrepresentations of Epic, eCosway, and its principals, and disclosed the proprietary information and formulations, which Epic then appropriated as its own products.  Health Education's claims will request injunctive relief as well as damages for the theft of Health Education's proprietary information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 24, 2014, the Company issued 1,938,667 shares of Common Stock as share-based compensation to employees and unrelated third-party non-employees (for marketing, management, sales, and business development services) valued at $715,680, based on the market price of the stock as of the applicable measurement date.  On January 24, 2014, the Company also issued to an unrelated third-party non-employee 416,667 shares of common stock as prepaid services valued at $155,375 (for business development, management, and marketing services) based on the market price as of the measurement date.  As part of the License Agreement with Genesar (incorporated by reference to our Current Report on Form 8-K filed on November 26, 2013), the Company owes Genesar 100,000 shares of the Company's common stock, which are in the process of being issued, but have not yet been issued.  The issuances of these shares were made (or in the case of Gensesar shares, will be made) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act as there was no general solicitation, and the transactions did not involve a public offering.

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

Nutranomics, Inc.

Date: March 24, 2014	By:	/s/ Tracy K. Gibbs
Tracy K. Gibbs
Chief Executive Officer
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 24, 2014	/s/ Tracy K. Gibbs
Tracy K. Gibbs, Chief Executive Officer, Chief Financial Officer, and Director