Form 10-Q
period 2014-04-30
NUTRANOMICS, INC.
filed 2014-06-16
CIK 1451433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2014

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

As of June 13, 2014, the issuer had 51,151,766 issued and outstanding shares of common stock, par value of $0.001.

NUTRANOMICS, INC.
FORM 10-Q

For the Quarterly Period Ended April 30, 2014

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

HEALTH EDUCATION CORPORATION
d.b.a NUTRANOMICS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30,	July 31,
	2014	2013
CURRENT ASSETS	(Unaudited)

Cash and cash equivalents	$47,541	$11,129
Accounts receivable, net of allowance	180,606	159,107
Related party receivable	-	1,750
Prepaid expenses	134,753	1,674
Advances on Royalties	140,000	-
Inventory	243,748	276,477

Total Current Assets	746,648	450,137

PROPERTY & EQUIPMENT, net	18,421	22,336

OTHER ASSETS

Rent deposit	2,000	2,000
Total Assets	$767,069	$474,473

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$326,285	$343,496
Lines of credit	33,960	261,911
Convertible notes payable-current portion	111,459	-
Note Derivative Liability	129,176	-
Related party payable	21,158	24,514
Unearned revenue	219,267	58,418

Total Current Liabilities	841,305	688,339

LONG-TERM LIABILITIES

Convertible notes payable	432,378	-
Loan payable	270,274	-
Related party notes payable	66,180	75,000

Total Liabilities	1,610,137	763,339

STOCKHOLDERS' DEFICIT

Common stock; par value of $.001, 750,000,000 shares authorized;
49,651,766 and 25,005,544 shares issued and outstanding at
April 30, 2014 and July 31, 2013, respectively	49,653	25,006
Additional paid in capital	3,245,999	2,271,519
Accumulated deficit	(4,138,720)	(2,585,391)

Total Stockholders' Deficit	(843,068)	(288,866)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$767,069	$474,473

See accompanying notes to the unaudited condensed consolidated financial statements

HEALTH EDUCATION CORPORATION
d.b.a NUTRANOMICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2014	2013	2014	2013

REVENUES	$716,763	$490,704	$1,943,742	$2,242,166
COST OF SALES	370,129	317,794	1,269,526	1,729,411

	346,634	172,910	674,216	512,755

OPERATING EXPENSES

General and administrative	161,951	85,431	402,048	265,849
Professional fees	338,197	11,195	930,350	15,500
Research and development	616	1,250	32,233	44,706
Salaries and wages	146,780	80,178	760,886	274,225

Total Operating Expenses	647,544	178,054	2,125,517	600,280

OPERATING INCOME (LOSS)	(300,910)	(5,144)	(1,451,301)	(87,525)

OTHER INCOME (EXPENSE)

Loss on settlement of fraudulent activity	-	-	(37,300)	-
Change in Fair Value of Derivative	5,981	-	6,598	-
Interest expense	(32,425)	(4,924)	(71,326)	(14,423)

Total Other Income (Expense)	(26,444)	(4,924)	(102,028)	(14,423)

NET INCOME (LOSS) BEFORE INCOME TAXES	(327,354)	(10,068)	(1,553,329)	(101,948)
Provision for income taxes

NET INCOME (LOSS)	$(327,354)	$(10,068)	$(1,553,329)	$(101,948)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$-	$(0.01)	$-

Weighted Average Shares Outstanding - Basic and Diluted	49,180,788	25,005,544	47,446,714	24,990,066

See accompanying notes to the unaudited condensed consolidated financial statements

HEALTH EDUCATION CORPORATION
d.b.a NUTRANOMICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	April 30,
	2014	2013
OPERATING ACTIVITIES
Net Income (Loss)	$(1,553,329)	$(101,948)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Allowance for bad debt	(5,772)	-
Gain (loss) on derivative	6,598	-
Amortization of debt discount	13,643	-
Short-term loan issued for professional fees	50,000	-
Depreciation expense	5,585	6,233
Share based compensation-common stock	807,852	-
Changes in operating assets and liabilities:
Accounts receivable	(15,727)	(83,992)
Other assets	56,796	(6,213)
Advances on Royalties	(140,000)	-
Inventory	32,729	244,269
Deferred revenue	160,849	36,471
Accounts payable and accrued expenses	(19,539)	(36,283)
Net Cash From Operating Activities	(600,315)	58,537

INVESTING ACTIVITIES
Purchase of equipment	(1,670)	(1,663)
Net Cash From Investing Activities	(1,670)	(1,663)

FINANCING ACTIVITIES
Proceeds from related party payable	-	10,421
Repayments of related party payable	(3,356)	-
Proceeds from convertible debt	656,500	-
Repayment of loan payable	(29,726)	-
Proceeds from line of credit	26,000	250,206
Repayment of line of credit	(3,951)	(59,993)
Proceeds from notes receivable-related party	-	200
Repayments of notes payable- related party	(7,070)	(229,268)
Net Cash From Financing Activities	638,397	(28,434)

Net Increase in Cash and Cash Equivalents	36,412	28,440

Cash and Cash Equivalents, Beginning of Period	11,129	32,022

Cash and Cash Equivalents, End of Period	$47,541	$60,462

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,811	$4,175
Income Taxes	$-	$-

Non-cash Investing and Financing activities:
Debt discount	$78,500	$-
Stock issued for prepaid expenses	$155,375	$-
Stock issued for Intangible asset	$60,900	$-

See accompanying notes to the unaudited condensed consolidated financial statements

HEALTH EDUCATION CORPORATION
d.b.a NUTRANOMICS, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
April 30, 2014

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

As the Company has incurred losses for the nine months ended April 30, 2014 and 2013, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations.

Going Concern
The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has generally had net losses after consideration of income taxes. Further, the Company has negative working capital and insufficient cash flows from operations as of April 30, 2014, and does not have the requisite liquidity to pay its current obligations. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management will seek to increase revenues and reduce costs, while raising capital through the sale of its stock. Failure to obtain additional financing would have a material adverse effect on our business operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition
Our revenue is derived from the service revenue from Live Blood Analysis, sale of retail products, and revenue derived from educational services.

The Company's revenue recognition policy is in accordance with the requirements of Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition ("SAB 104"), and other applicable revenue recognition guidance under US GAAP. Sales revenue is recognized for our retail and wholesale customers when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, and (iv) collectibility is reasonably assured — generally when products are shipped to the customer and services are rendered, except in situations in which title passes upon receipt of the products by the customer. In this case, revenues are recognized upon notification that customer receipt has occurred. The Company accrues an estimated amount for sales returns and allowances related to defective or returned products at the time of sale based on its ability to estimate sales returns and allowances using historical information. For the nine months ended April 30, 2014 and 2103, the Company calculated the amount to be less than 1% of sales so no allowance was accrued in either year. Shipping and handling fees and related freight costs and supplies associated with shipping products to customers are included as a component of cost of sales. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

On March 20, 2014, the Company's subsidiary, Health Education Corporation ("Health Education"), was served a copy of a complaint filed by EpicEra Incorporated ("Epic") in the Utah Third Judicial District Court for the return of a $100,000 deposit paid by Epic to Health Education for the supply of nutritional products.  On April 16, 2014, Health Education answered the Complaint and filed a counterclaim against Epic and third-party claims against eCosway USA, Inc. ("eCosway," which is Epic's owner), and its principals, for breach of a non-disclosure and non-circumvention agreement, unjust enrichment, fraud, and fraudulent nondisclosure.  Health Education's claims alleged that (1) eCosway and its principals have defrauded Health Education and engaged in a scheme of corporate espionage to misappropriate Health Education's proprietary information and trade secrets to launch their new multilevel marketing company, Epic; (2) under the fraudulent guise of partnering with Health Education to have Health Education formulate and produce the health products to be sold by Epic's distributors, eCosway and its principals signed a non-disclosure and non-circumvention agreement that they had no intention of honoring in order to gain access to Health Education's proprietary information so that they could steal that information and use it for their own benefit; (3) Health Education relied upon the non-disclosure and non-circumvention agreement and misrepresentations of Epic, eCosway, and its principals, and disclosed the proprietary information and formulations, which Epic then appropriated as its own.  Health Education's claims request general damages as well as punitive damages.

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

Upon execution of the License Agreement, Genesar is entitled to receive 100,000 restricted shares of the Company common stock valued at $60,900 based on the market price on the date of execution, which were issued on March 26, 2014, a royalty fee of $4/box of 30 sachets of GenEpic sold by the Company beginning after 4,000 boxes have been sold, and a payment of $200,000 for advances on royalty fees, due by December 1, 2013. The License Agreement has an initial term of 36 months, and will automatically renew for another 36-month term unless terminated by providing 90 days written notice to the other party prior to the end of the term.As of April 30, 2014, the Company has paid $140,000 of the $200,000 prepayment of royalty fees, which will be offset against future royalty fees incurred on products sold.

NOTE 5 – LEASES

The Company leases a 3,000 square foot office in the Draper, Utah that serves as its principal executive offices. The lease expires on December 31, 2014. Pursuant to the lease, the rent for the nine months ended April 30, 2014 and 2013 totaled $35,910 and $34,170, respectively.

The Company has six separate subleases for six rooms totaling 1,500 square feet of their Draper office space to six individuals on a month to month basis. In May 2013, a sublease related to one of the rooms was terminated. The remaining two leases were terminated in September 2013 and October 2013. Pursuant to the sublease agreements, the monthly rent received for the nine months ended April 30, 2014 and 2013 totaled $1,850 and $9,900, respectively.

The Company leased certain machinery and equipment in 2013 and 2012 under an agreement that is classified as an operating lease. The lease expired on July 15, 2013 and is now leased on a month-to-month basis. Rent expense under the operating lease totaled $3,277 and $2,790 for the nine months ended April 30, 2014 and 2013, respectively.

NOTE 6 – RELATED PARTY NOTES PAYABLE

In January 2012, the Company entered into a two year, zero percent note with an 8% imputed interest rate with an officer, in the amount of $150,000. The note is due on December 31, 2014. The Company agreed to pay royalty payments in connection with sales of a certain product line. The Company paid royalty payments of $9,019 and $73,742 in the nine months ended April 30, 2014 and 2013, respectively.

As of April 30, 2014 and July 31, 2013, the Company owed a total of $66,180 and $75,000 in principal in related party notes.

NOTE 7 – RELATED PARTY PAYABLE

Related party payables consist of payments made by a director through credit cards and use of a line of credit used to pay expenses on behalf of the Company. During the nine months ended April 30, 2014 and 2013, the officer lent $0 and $80,775 and the Company made payments of $3,307 and $0, respectively. As of April 30, 2014 and July 31, 2013, the Company owed a total of $21,158 and $24,514 in related party payables.

NOTE 8 – LINES OF CREDIT AND LOAN PAYABLE

The Company maintains a Line of Credit with Key Bank (the "Lender"). The Line of Credit was opened on August 28, 2012, with an available $250,000 to be drawn on for one year, not to exceed the principal amount ("draw period"). Once the draw period is completed, advances will no longer be permitted and the Company shall repay the principal and interest outstanding, over 5 years ("repayment period"). The repayment period begins August 28, 2013, after which a minimum monthly payment amount will be determined. The initial interest rate is 5.210%, and is variable. The variable interest rate is based on an independent index which is the "prime rate" as published each business day in the "Money Rates" column of the Wall Street Journal. Interest on the note is computed on a 365/365 simple interest basis, using 1.960% points over the index. The Lender executed a commercial security agreement. With this agreement, the Lender is entitled to a security interest in the Company's inventory, chattel paper, accounts receivable and general intangibles. In August 2013, the line of credit was converted into a note, and the Company is no longer able to borrow any additional funds. Under the new terms of the note, the note has a face value of $250,000 that matures on September 1, 2018, with an interest rate of prime plus 1.960%, and as of the date of the note, the interest rate was 5.21%. The note has minimum monthly payments of $4,745 which started on October 1, 2013. The balance outstanding on this note and line of credit as of April 30, 2014 and July 31, 2013 was $220,274 and $244,000, respectively. As of April 30, 2014, the Company has paid $29,726 in principal payments. The Lender allowed the Company to absorb a prior $50,000 note into this note, not affecting the repayment date. The Company did incur issuance costs of $4,037, which were expensed upon occurrence.

On December 9, 2013, the Company issued a promissory note to Southridge as part of an equity purchase agreement (the "Equity Purchase Agreement") for $50,000, with 0% interest. The note was issued in lieu of due diligence and legal fees. This note matures on May 31, 2014 and is not convertible into common stock. See Note 11.

Loans payable consisted of the following as of April 30, 2014:

Loan Payable
April 30,
2014

$250,000 face value, converted from a LOC on August 28, 2013, interest rate of 5.21%, matures on September 1, 2018.	$220,274
$50,000 face value, issued on December 9, 2013, with no interest rate, matures on May 31, 2014.	50,000
Total Loan payable	270,274
Less current portion	-
Loan payable, long-term	$270,274

In 1998, the Company entered into a line of credit with Zions Bank ("Lender") with a credit limit of $40,000. The line bears a compounding per annum fixed interest rate of 5.25%. As of April 30, 2014 and July 31, 2013, the Company owed $33,960 and $18,777 in principal, respectively. The Lender executed a commercial security agreement. With this agreement, the Lender is entitled to a security interest in the Company's inventory, chattel paper, accounts receivable and general intangibles. The Company did incur a setup fee, which has been fully amortized. There is no term limit on the line and the Company is allowed to draw up to its dollar limit.

NOTE 9 – CONVERTIBLE NOTES PAYABLE AND LOAN PAYABLE

Convertible notes payable consisted of the following as of April 30, 2014 and July 31, 2013, respectively:
	April 30,	July 31,
	2014	2013

$250,000 face value, issued on September 27, 2013, interest rate of 10%, matures on September 27, 2015.	$250,000	$-
$125,000 face value, issued on October 18, 2013, interest rate of 10%, matures on October 18, 2015.	125,000	-
$150,000 face value, issued on November 22, 2013, interest rate of 10%, matures on November 22, 2015.	150,000	-
$78,500 face value, issued on January 14, 2014, interest rate of 8%, matures on October 14, 2014, net of unamortized discount of $63,653 and $0 as of April 30, 2014 and July 31, 2013.	14,847	-
$53,000 face value, issued on March 19, 2014, interest rate of 8%, matures on December 26, 2014, net of unamortized discount of $49,040and $0 as of April 30, 2014 and July 31, 2013.	3,990	-
Total convertible notes payable – non-related parties	543,837	-
Less current portion	111,459	-
Convertible notes payable, long-term	$432,378	$-

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

On January 14, 2014, the Company entered into a convertible promissory note with Asher Enterprises, Inc. ("Asher") a Delaware Corporation for an 8% convertible promissory note with an aggregate principal amount of $78,500 which together with any unpaid accrued interest is due on October 17, 2014. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder's option 180 days from inception at a variable conversion price calculated as 58% of the Market Price, which means the average of the lowest three Trading Prices (defined as the closing bid prices) during the ten trading day period ending on the last complete trading day prior to the conversion date with a floor of $.00005 as stated in the conversion feature. In January 2014, the Company received cash in the amount of $58,600, with the remaining $19,900 being used for legal and accounting fees. The Company analyzed the note on the issuance date on January 14, 2014. The Company determined that the variable conversion price and the floor exceeding the authorized number of shares results in the need for bifurcation into a separate derivative liability valued at fair market value. On January 14, 2014, the Company estimated the fair market value of the derivative liability associated with the bifurcated conversion feature to be $87,968 and a discount on the note of $78,500.

On March 19, 2014, the Company entered into a convertible promissory note with KBM Worldwide, Inc. ("KBM") a New York Corporation for an 8% convertible promissory note with an aggregate principal amount of $53,000 which together with any unpaid accrued interest is due on December 26, 2014. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder's option 180 days from inception at a variable conversion price calculated as 58% of the Market Price, which means the average of the lowest three Trading Prices (defined as the closing bid prices) during the three trading day period ending on the last complete trading day prior to the conversion date with a floor of $.00005 as stated in the conversion feature. In March 2014, the Company received cash in the amount of $24,487, with the remaining $6,898 being used for legal and accounting fees. The Company analyzed the note on the issuance date on January 14, 2014. The Company determined that the variable conversion price and the floor exceeding the authorized number of shares results in the need for bifurcation into a separate derivative liability valued at fair market value. On March 19, 2014, the Company estimated the fair market value of the derivative liability associated with the bifurcated conversion feature to be $47,806 and a discount on the note of $78,500.

As of April 30, 2014, the Company estimated the fair market value of the derivative liability to be $129,176, with a change in fair value of $6,598, and recorded $14,847 in amortization related to the discount on the note to interest expense.

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

At April 30, 2014 and July 31, 2013, the Company has a full valuation allowance against its deferred tax assets as it believes it is more likely than not that these benefits will not be realized.

The Company files income tax returns in the U.S. federal tax jurisdiction and state of Utah tax jurisdiction. The tax year for 2013 remains open for federal and/or state tax jurisdictions.

NOTE 11 – STOCK TRANSACTIONS

As of April 30, 2014 and July 31, 2013, the Company has 750,000,000 shares of common stock authorized with a par value of $.001, and 49,651,766 and 25,005,544 shares of common stock issued and outstanding, respectively.

During the nine months ended April 30, 2014, the Company also issued 2,429,555 shares of Common Stock as share-based compensation to employees and non-employees valued at $807,852, based on the market price of the stock as of the applicable measurement date. The Company also issued 716,667 shares of fully vested and nontransferable common stock as prepaid services over a six month period valued at $189,875 based on the market price as of the measurement date.

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

The Company will not be entitled to put shares to Southridge:

•·	unless there is an effective registration statement under the Securities Act to cover the resale of the shares by Southridge;
•·	unless the common stock continues to be quoted on the OTC Bulletin Board and has not been suspended from trading;
•·
if an injunction shall have been issued and remain in force, or action commenced by a governmental authority which has not been stayed or abandoned, prohibiting the purchase or the issuance of the shares to Southridge;

•·
if the Company has not complied with their obligations and are otherwise in breach of or in default under, the Equity Purchase Agreement, our registration rights agreement (the "Registration Rights Agreement") with Southridge or any other agreement executed in connection therewith with Southridge;

•·
since the date of the filing of the Company's most recent filing with the Securities and Exchange Commission no event that had or is reasonably likely to have a Material Adverse Effect (as defined in the Equity Purchase Agreement) has occurred; and

•·	to the extent that such shares would cause Southridge's beneficial ownership to exceed 9.99% of our outstanding shares.

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

As of April 30, 2014, no shares have been issued under the Equity Purchase Agreement.

NOTE 12 – DERIVATIVE LIABILITY
FASB ASC 820 defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FASB ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, with the first two inputs considered observable and the last input considered unobservable, that may be used to measure fair value as follows:

•·	Level one -- Quoted market prices in active markets for identical assets or liabilities;

•·	Level two – Inputs, other than level one inputs, that are either directly or indirectly observable; and

•·	Level three -- Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has one liability measured at fair value on a recurring basis, which consists of a derivative liability on certain convertible notes payable (see NOTE 9). As of April 30, 2014 this derivative liability had an estimated fair value of $129,176. The Company has no assets that are measured at fair value on a recurring basis.

The following table presents information about our derivative liability, which was our only financial instrument measured at fair value on a recurring basis using significant inputs other than level one inputs that are either directly or indirectly observable (Level 2) as of April 30, 2014:

Balance at July 31, 2013	$-
New Derivative Liability	135,774
Total (gains)losses included in earnings	(6,598)
Issuances	-

Balance at April 30, 2014	$129,176

The fair value of this derivative liability was calculated using the multinomial lattice models that value the derivative liability within the notes based on a probability weighted discounted cash flow model. These models are based on future projections of the various potential outcomes. The features in the notes that were analyzed and incorporated into the model included the conversion feature with the reset provisions; redemption provisions; and the default provisions. Assumptions used to calculate the fair value of the derivative liability were as follows:

April 30,
2014
Expected term in years	.46-.77 years
Risk-free interest rates	0.06-0.10%
Volatility	.25 -84%
Dividend yield	0.00%

In addition to the assumptions above, the Company also takes into consideration whether or not the Company would participate in another round of financing and if that financing is registered or not and what that stock price would be for the financing at that time. The Company will continue to adjust the derivative liability for changes in fair value until the notes matures on October 14, 2014 and December 26, 2014.

NOTE 13 – INDUSTRY SEGMENT, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

Geographic Sales Regions
We currently sell and distribute our products in four geographic regions: North Asia, Greater China, South Asia/Pacific, and the Americas. The following table sets forth the revenue for each of the geographic regions for the three and nine months ended April 30, 2014 and 2013:

	Three Months Ended April 30,
	2014		2013

Americas	$441,739	61.63%	$280,636	57.19%
Europe	5,000	0.70	-	-
North Asia	6,623	0.92	251	0.05
Greater China	73,603	10.27	26,446	5.39
South Asia/Pacific	189,798	26.48	183,372	37.37
	$716,763	100.00%	$490,704	100.00%

	Nine Months Ended April 30,
	2014		2013

Americas	$1,425,517	73.34%	$1,610,727	71.84%
Europe	5,000	0.26	-	-
North Asia	33,417	1.72	3,551	0.16
Greater China	114,690	5.90	220,002	9.81
South Asia/Pacific	365,118	18.78	407,886	18.19
	$1,943,742	100.00%	$2,242,166	100.00%

The table below lists our equipment, net, by geographic area for the three and nine months ended April 30, 2014 and 2013:

	Three & Nine Months Ended April 30,
	2014		2013

Americas	$18,421	99.01%	$24,423	100.00%
North Asia	-	-	-	-
Greater China	-	-	-	-
South Asia/Pacific	-	-	-	-
	$18,421	99.01%	$24,423	100.00%

The following table sets forth the revenue generated by each of the Company's product lines for the three and nine months ended April 30, 2014 and 2013:

	Three Months Ended April 30,
	2014		2013

Product Sales	$713,438	99.54%	$487,821	99.41%
NBA Services	3,325	0.46	2,883	0.59
Educational Services	-	-	-	-
	$716,763	100.00%	$490,704	100.00%

	Nine Months Ended April 30,
	2014		2013

Product Sales	$1,929,028	99.24%	$2,233,335	99.61%
NBA Services	14,714	0.76	8,831	0.39
Educational Services	-	-	-	-
	$1,943,742	100.00%	$2,242,166	100.00%

Significant Customers

There is currently one customer that makes up 37.2% and 28.1% of total sales as of the three months ended April 30, 2014 and 2013, respectively, and 46.1% and 46.2% of total sales as of the nine months ended April 30, 2014 and 2013, respectively.

NOTE 14 – SUBSEQUENT EVENTS
On May15, 2014, the Company entered into a convertible promissory note with KBM Worldwide, Inc. ("KBM"), a New York corporation, for an 8% convertible promissory note with an aggregate principal amount of $63,000, which together with any unpaid accrued interest is due on February 2, 2015. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder's option 180 days from inception at a variable conversion price calculated as 58% of the Market Price which means the average of the lowest three Trading Prices (defined as the closing bid prices) during the ten trading day period ending on the last complete trading day prior to the conversion date, with a floor of $.00005 as stated in the conversion feature.  On May 16, 2014, the note was funded by KBM.

On or about May 28, 2014, the Company issued 1,500,000 shares of common stock (the "Estimated Put Shares") to Southridge Partners II, LP ("Southridge") pursuant to the Company's Equity Purchase Agreement with Southridge.  On June 3, 2014, the Company delivered the Estimated Put Shares and a put notice to Southridge, requiring Southridge to purchase $91,200 of common stock in accordance with the Equity Purchase Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The following summary of our results of operations should be read in conjunction with our financial statements for the three and nine months ended April 30, 2014 and 2013.

Our operating results for the three and nine months ended April 30, 2014 and 2013, are summarized as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2014	2013	2014	2013

Revenues	$716,763	$490,704	$1,943,742	$2,242,166
Cost of Sales	$(370,129)	$(317,794)	$(1,269,526)	$(1,729,411)
Operating Expenses	$(647,544)	$(178,054)	$(2,125,517)	$(600,280)
Loss on settlement of fraudulent activity	$-	$-	$(37,300)	$-
Change in fair value of derivative	$5,981	$-	$6,598	$-
Interest Expense	$(32,425)	$(4,924)	$(71,326)	$(14,423)
Net Income (Loss)	$(327,354)	$(10,068)	$(1,553,329)	$(101,948)

Revenues and Cost of Sales

Our business model currently generates revenues from two primary sources:
1)	Product sales: 99.54% and 99.41% and 99.24% and 99.61% for the three and nine months ended April 30, 2014 and 2013, respectively; and
2)	Nutritional Blood Analysis (NBA) services: .46% and .59% and .76% and .39% for three and nine months ended April 30, 2014 and 2013, respectively.

Our revenues from product sales increased and decreased from $487,821 and $2,233,335 in the three and nine months ended April 30, 2013, to $713,438 and $1,929,028 in the three and nine months ended April 30, 2014, a decrease of 22.01% and 30.36% totaling $21,630 and $529,924, respectively. The increase was due to the company increasing sales through trade shows and marketing in the current three month when compared to the same period last year. The decrease was due to a decrease in product sales with our larger customers. The revenues from NBA services increased from $2,883 and $8,831 in the three and nine months ended April 30, 2013, to $2,604 and $11,389 in the three and nine months ended April 30, 2014, an increase of $3,325 and $14,714, respectively. The increase was due to the Company implementing the NBA program at the end of the October 2012, compared to a full nine months' worth of NBA activity in the nine months ended April 30, 2014.

Revenues derived from sales in the Americas totaled $441,739 and $1,425,517, or 61.63% and 73.34%, in the three and nine months ended April 30, 2014, as compared to $280,636 and $1,610,727, or 57.19% and 71.84% in the three and nine months ended April 30, 2013, respectively. Revenues derived from sales outside of the Americas totaled $275,024 and $518,225, or 38.37% and 26.66%, in the three and nine months ended April 30, 2014, as compared to $210,069 and $631,439, or 42.81% and 28.16%, in the three and nine months ended April 30, 2013, respectively.

Revenues derived from product sales totaled $713,438 and $1,929,028, or 99.54% and 99.24%, in the three and nine months ended April 30, 2014, as compared to $716,763 and $2,233,335, or 99.41% and 99.61%, in the comparable period in 2013, respectively. The company also derived revenue from NBA services in the amount of $3,325 and $14,714, or .46% and .76%, in the three and nine months ended April 30, 2014, as compared to $2,883 and $8,831, or .59% and .39%, in the three and nine months ended April 30, 2013, respectively. The company did not derive revenues from educational services in 2014 or 2013.

Our cost of sales decreased from $317,794 and $1,729,411 in the three and nine months ended April 30, 2013, to $370,129 and $1,269,526 in the three and nine months ended April 30, 2014, an increase and decrease of 16.47% and 26.59%  totaling $52,335 and $459,885. The increase and decrease directly relates to the increase and decrease in product sales in 2014 as well as a change in the mix of products sold as the Company has sold fewer low margin products.

Interest expense increased from $4,924 and $14,423 in the three and nine months ended April 30, 2013, to $32,425 and $71,326 in the three and nine months ended April 30, 2014, an increase of 558.51% and 394.53% totaling $27,501 and $56,903, respectively. The increase is due to the Company taking out five convertible notes in the current nine month period.

Expenses

Our operating expenses for the three and nine-month periods ended April 30, 2014 and 2013 are outlined in the table below:
	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2014	2013	2014	2013

General and administrative	$161,951	$85,431	$402,048	$265,849
Professional fees	$338,197	$11,195	$930,350	$15,500
Research and development	$616	$1,250	$32,233	$44,706
Salaries and wages	$146,780	$80,178	$760,886	$274,225

Our total operating expenses for the three and nine months ended April 30, 2014, were $647,544 and $2,125,517, as compared to $178,054 and $600,280 for the comparable periods in 2013, an increase of 263.68% and 254.09% totaling $469,490 and $1,525,237. The increase in operating expenses during the three and nine months ended April 30, 2014, as compared to the same periods in 2013 was due to an increase in salaries and wages, and in general and administrative and professional expenses, partially offset by a decrease in research and development.

General and administrative expense increased from $85,431 and $265,849 in the three and nine months ended April 30, 2013, to $161,951 and $402,048 in the comparable period in 2014, an increase of 89.57% and 51.23% totaling $76,520 and $136,199, respectively. The increase is due mostly to an increase in advertising and marketing and travel expenses in the three months ended April 30, 2014 compared to the same period in 2013.

Research and development expense decreased as a result of the Company funding a large clinical study on the effects of the patented AES™, which decreased research and development expense from $1,250 and $44,706 in the three and nine months ended April 30, 2013, to $616 and $32,233 in the same period in 2014.

Professional fees increased from $11,195 and $15,500 in the three and nine months ended April 30, 2013, to $338,197 and $930,350 in the three and nine months ended April 30, 2014, an increase of 2,920.96% and 5,902.26% totaling $327,002 and $914,850, respectively. The increase is due to the Company, in the current periods, engaging outside consultants to provide sales and management services, engaging outside accountants to provide accounting services, engaging auditors to review and audit its financial statements, incurring increased legal expenses, and issuing stock for services as a result of becoming a public company in the current period.

Salaries and wages expenses increased from $80,178 and $274,225 in the three and nine months ended April 30, 2013, to $146,780 and $760,886 during the same periods in 2014, an increase of 83.07% and 177.47% totaling $66,602 and $486,661, respectively. The increase is due to the Company issuing stock bonuses of 1 million and 3,334 shares of common stock to the president and a director during the second quarter and an increase in salaries to executives in the current quarter.

Equity Compensation

The Company issued stock bonuses of 1 million and 3,334 shares of common stock to the Company's president and director and the Company's general manager respectively during the current 9 months.

Liquidity and Financial Condition

Working Capital
	April 30,	July 31,
	2014	2013

Current Assets	$746,648	$450,137
Current Liabilities	$841,305	$688,339
Working Capital (deficit)	$(94,657)	$(238,202)

Cash Flows
	Nine Months Ended
	April 30,
	2014	2013

Net Cash Provided by (Used in) Operating Activities	$(600,315)	$58,537
Net Cash Provided by (Used in) Financing Activities	$(1,670)	$(1,663)
Net Cash Used in Investing Activities	$638,397	$(28,434)
Increase in Cash during the Period	$36,412	$28,440
Cash and Cash Equivalents, End of Period	$47,451	$60,462

The Company had current assets of $746,648 as of April 30, 2014, as compared to $450,137 as of July 31, 2013; the increase is mostly due to the Company's increase in cash and cash equivalents due to the Company entering into five convertible notes totaling $656,500, an increase in prepaid expenses related to a stock issuance for future consulting services, and an increase in advances on royalties, related party, during the current period. The Company had current liabilities of $841,305 as of April 30, 2014, as compared to $688,339 July 31, 2013. The increase is mainly due to an increase in a derivative liability, an increase in unearned revenues, and an increase in accounts payable and accrued expenses due to a decrease in sales. The change is partially offset by the conversion of a line of credit into a long-term note. The Company has incurred cumulative losses since inception of $4,077,820. As of April 30, 2014, the Company had working capital of $94,657 due to an influx of cash from an increase in borrowing during the nine months ended April 30, 2014, as compared to a working deficit in July 31, 2013 of $238,202.

Cash from operating activities decreased to ($600,315) during the nine months ended April 30, 2014, as compared to $58,537 in the comparable period in 2013. The decrease was mostly due to changes in net loss, share based compensation, accounts receivable, inventory, unearned revenue, advances on royalties, and accounts payable.

Cash from financing activities increased to $638,397 during the nine months ended April 30, 2014, as compared to ($28,434) in the comparable period in 2013. The increase was mostly due to an increase in borrowing under convertible notes as well as proceeds from related party notes payable and lines of credit, partially offset by a decrease in payments of related party notes payable.

Cash used in investing activities increased from ($1,670) during the nine months ended April 30, 2014, to ($1,663) in the same period in 2013. The increase is due to purchasing equipment in 2013, which was less than the purchases in the same period in 2014.

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

As of April 30, 2014, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months. We anticipate substantial increases in our cash requirements which will require additional capital to be generated from the sale of Common Stock, the sale of Preferred Stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital. In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations. Failure to obtain additional financing would have a material adverse effect on our business operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

Although the Company intends to engage in a subsequent equity offering of its securities to raise additional working capital for operations, the Company has no firm commitments for any additional equity funding at the present time. However, during the nine months ended April 30, 2014, the Company obtained total proceeds of $656,500 by issuing four debt instruments for $250,000, $125,000, $150,000, $78,500, and $53,000 in principal. Insufficient financial resources may require the Company to delay or eliminate all or some of its development, marketing, and sales plans, which could have a material adverse effect on the Company's business, financial condition, and results of operations. There is no certainty that the expenditures to be made by the Company will result in a profitable business proposed by the Company.

Subsequent Events

On May15, 2014, the Company entered into a convertible promissory note with KBM Worldwide, Inc. ("KBM"), a New York corporation, for an 8% convertible promissory note with an aggregate principal amount of $63,000, which together with any unpaid accrued interest is due on February 2, 2015. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder's option 180 days from inception at a variable conversion price calculated as 58% of the Market Price which means the average of the lowest three Trading Prices (defined as the closing bid prices) during the ten trading day period ending on the last complete trading day prior to the conversion date, with a floor of $.00005 as stated in the conversion feature.  On May 16, 2014, the note was funded by KBM.

On or about May 28, 2014, the Company issued 1,500,000 shares of common stock (the "Estimated Put Shares") to Southridge Partners II, LP ("Southridge") pursuant to the Company's Equity Purchase Agreement with Southridge.  On June 3, 2014, the Company delivered the Estimated Put Shares and a put notice to Southridge, requiring Southridge to purchase $91,200 of common stock in accordance with the Equity Purchase Agreement.

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

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on its results of operations, financial condition, or cash flows, based on current information.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the quarter ending April 30, 2014, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

On June 17, 2013, the Company's subsidiary, Health Education Corporation ("Health Education"), served a complaint on Ignite Naturals, Inc., a customer ("Ignite"), for breach of contract and failure to pay amounts owed by Ignite for its purchase orders with Health Education, and seeking general damages of $146,352.76.  Ignite subsequently removed the case from Utah state court to federal district court, and filed an Answer and Counterclaim, which the Company answered on September 9, 2013.  Ignite's counsel subsequently withdrew from the case, the court ordered Defendant to have new counsel appear within 21 days, and on November 18, 2013, the court entered an order ordering Defendant to, within 14 days of the order, show cause why sanctions against Defendant should not be imposed for failure to appoint counsel.  On December 10, 2013, for Defendant's failure to appear at the initial pretrial conference or show cause why sanctions against Defendant were not appropriate, the court entered an order imposing terminating sanctions on Defendant and directing the court clerk to enter judgment in favor of Health Education for $146,352.76.  On December 12, 2013, the court entered judgment in favor of Health Education against Ignite for $146,352.76.

On November 22, 2013, the Company, through counsel, sent a demand to Zions Bank ("Zions") in connection with the three wires sent by Zions pursuant to oral instructions received from the person fraudulently identifying himself as Dr. Gibbs via telephone (totaling $208,920), for an immediate credit to the Company's bank account of all unrecovered funds from those wires (totaling $54,028).  On January 7, 2014, the Company settled with Zions in full, and Zions paid the Company $27,014.

On March 20, 2014, the Company's subsidiary, Health Education Corporation ("Health Education"), was served a copy of a complaint filed by EpicEra Incorporated ("Epic") in the Utah Third Judicial District Court for the return of a $100,000 deposit paid by Epic to Health Education for the supply of nutritional products.  On April 16, 2014, Health Education answered the Complaint and filed a counterclaim against Epic and third-party claims against eCosway USA, Inc. ("eCosway," which is Epic's owner), and its principals, for breach of a non-disclosure and non-circumvention agreement, unjust enrichment, fraud, and fraudulent nondisclosure.  Health Education's claims alleged that (1) eCosway and its principals have defrauded Health Education and engaged in a scheme of corporate espionage to misappropriate Health Education's proprietary information and trade secrets to launch their new multilevel marketing company, Epic; (2) under the fraudulent guise of partnering with Health Education to have Health Education formulate and produce the health products to be sold by Epic's distributors, eCosway and its principals signed a non-disclosure and non-circumvention agreement that they had no intention of honoring in order to gain access to Health Education's proprietary information so that they could steal that information and use it for their own benefit; (3) Health Education relied upon the non-disclosure and non-circumvention agreement and misrepresentations of Epic, eCosway, and its principals, and disclosed the proprietary information and formulations, which Epic then appropriated as its own.  Health Education's claims request general damages as well as punitive damages.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 26, 2014, the Company issued 390,888 shares of common stock as share-based compensation to unrelated third-party non-employees (for marketing, management, sales, and business development services) valued at $92,172, based on the market price of the stock as of the applicable measurement date. As part of the License Agreement with Genesar, the Company issued Genesar 100,000 shares of the Company's common stock valued at $60,900. On May 18, 2014, the Company issued share-based compensation to an unrelated third-party non-employee 300,000 shares of common stock valued at $34,500 (for marketing, management, and sales services) based on the market price as of the measurement date.  The issuances of these shares were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as there was no general solicitation, and the transactions did not involve a public offering.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.                        EXHIBITS

Number	Description

2.1	Share Exchange Agreement with Health Education Corporation dated September 13, 2013 (incorporated by reference to our Form 8-K filed on September 24, 2013)

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on December 19, 2008)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on December 19, 2008)

3.3	Articles of Merger filed with Nevada with an effective date of September 19, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 19, 2013)

10.1	License Agreement with Tracy Gibbs for US Patent Number 7,235,390 B2, dated June 14, 2007 (incorporated by reference to our Current Report on Form 8-K/A filed on December 12, 2013)

10.2	Employment Agreement with Diana Brown, dated May 1, 2010 (incorporated by reference to our Current Report on Form 8-K/A filed on December 12, 2013)

10.3	Employment Agreement with Nathan Jenson, dated May 14, 2012 (incorporated by reference to our Current Report on Form 8-K/A filed on December 12, 2013)

10.4	Office Lease Agreement with Unity Investments, LLC (incorporated by reference to our Current Report on Form 8-K/A filed on December 12, 2013)

10.5	License and Distribution Agreement with Nutriband USA, LLC, dated March 10, 2013 (incorporated by reference to our Current Report on Form 8-K/A filed on December 12, 2013)

10.6	License Agreement with Gennesar Nutraceuticals, LLC d/b/a Genesar Nutraceuticles (incorporated by reference to our Current Report on Form 8-K filed on November 26, 2013)

10.7	Equity Purchase Agreement dated December 9, 2013 (incorporated by reference to our Amendment No. 1 to Registration Statement on Form S-1/A filed on April 25, 2014)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nutranomics, Inc.

Date: June 16, 2014	By:	/s/ Tracy K. Gibbs
Tracy K. Gibbs
Chief Executive Officer
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 16, 2014	/s/ Tracy K. Gibbs
Tracy K. Gibbs, Chief Executive Officer, Chief Financial Officer, and Director