Form 10-K
period 2014-07-31
NUTRANOMICS, INC.
filed 2014-11-13
CIK 1451433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________

FORM 10-K
_______________________________________________

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2014

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______ to ______.

Commission File Number: 000-53551
______________________________________________

NUTRANOMICS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0603540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11487 South 700 East Salt Lake City, UT 84020
(Address of principal executive offices, including zip code)

(801) 576-8350
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

_________________________________________

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 Par Value
(Title of class)
____________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        ☐  Yes   ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      ☐  Yes   ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes                           ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒  Yes                           ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                            ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐           Accelerated Filer  ☐            Non-Accelerated Filer  ☐           Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes   ☒  No

On January 31, 2014, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $10,038,390, based upon the closing price on that date of the common stock of the registrant on the OTC Bulletin Board system of $0.347.  For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of November 7, 2014, the registrant had outstanding 54,023,354 shares of common stock, $0.001 par value.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned "Risk Factors" below. In some cases, you can identify forward-looking statements by terms such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "would" and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

•	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;
•	our ability to keep up with rapidly changing technologies and evolving industry standards;
•	our ability to source our needs for skilled labor, machinery and materials economically;
•	the loss of key members of our senior management; and
•	uncertainties with respect to the legal and regulatory environment surrounding our treatments.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference and filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

PART I

Item 1.  Business

Our Corporate History and Background

We were incorporated in the State of Nevada on March 15, 2007.  We were incorporated to engage in the search for gold and related minerals. We were not able to establish mining operations and did not generate any revenues. We incurred losses since inception and needed to raise additional capital to fund our operations. Our sole asset was a 100% interest in the Sigatoka Gold claim located in the Republic of Fiji. We acquired the Sigatoka Gold claim for the sum of $5,000 from an unrelated third party on May 1, 2007. We were not able to raise the capital needed to carry out our business plan and then investigated merger and acquisition opportunities, which resulted in the share exchange transaction with Health Education Corporation. Our principal offices are located at 11487 South 700 East, Salt Lake City, UT 84020. Our telephone number is 801-576-8350. Our year end is July 31.

On September 13, 2013, we entered into a share exchange agreement with Health Education Corporation, a Utah corporation ("Health Education"), and its shareholders. Pursuant to the terms of the share exchange agreement, we agreed to acquire all 8,994,800 of the issued and outstanding shares of Health Education's common stock in exchange for the issuance by our company of 25,005,544 shares of our common stock to the shareholders of Health Education. On September 19, 2013, we closed the share exchange by issuing the required 25,005,544 common shares to the Health Education shareholders. Concurrently, our former directors and officers, Ritesh Chandra Singh and Ranjana Bharat cancelled 25,000,000 shares of our common stock. As a result of these transactions, we changed our name to Nutranomics, Inc. and had 46,505,544 issued and outstanding common shares upon the closing of the share exchange with Health Education.

In the following description of our business, "we", "us" and "our" refer to the registrant, Nutranomics, Inc., formerly Buka Ventures Inc., a Nevada corporation, from September 19, 2013, and Health Education Corporation dba NutraNomics, a Utah corporation, prior to September 19, 2013.

Overview of our Current Business

As a result of the closing of the share exchange agreement with Health Education, Health Education has become our wholly owned subsidiary, and we now carry on the business of research, development and sales of nutritional food products. Health Education was founded in 1995 by our Chairman of the Board of Directors, Dr. Tracy K. Gibbs, and by 1997 produced and branded its own product line. Since then, we have formulated more than 480 nutritional supplements, including formulating vitamin, mineral, herbal, and probiotic supplements, and we have expanded our own product range to include 14 separate products, described below, as well as an array of complementary services and education programs. To distribute our products, we have engaged sales representatives throughout North America and Asia.

In addition to creating supplement formulations for other nutrition companies and marketing our own products, our operations have incorporated two recent important innovations, one of which was developed by Dr. Gibbs: Nutritional Blood Analysis (NBA), which quantifies a customer's nutritional profile from a single drop of blood; and the patented Assimilation Enhancing System (AES™, US Patent Number 7,235,390), which was designed by Dr. Gibbs to improve the absorption of nutrients. The AES™ is a combination of enzymes and their co-factors that are designed to break down or digest nutrients more quickly so that the nutrients can be absorbed faster and more completely into the blood stream than if the AES™ were not present.

We use all-natural products and no fillers, and, to our knowledge, are one of the few supplement companies to exclusively use carcinogen-free 100%-pure cellulose capsules for our products. Despite these additional expenses, our products are competitively priced to provide value to consumers who are seeking the highest quality products rather than the lowest price.

Products and Services

We offer a number of nutritional products as well as educational services, including several types of analyses, trainings, certifications, and group presentations to individuals and industry professionals. Although our educational services are not directly responsible for any of our total revenues, the services do provide an excellent marketing tool. Following is a brief overview of some of these products and services.

The Works
•	The Works is a whole food, multi-vitamin and mineral blend, containing vitamins and minerals
•	Contains the patented AES™
•	Contains the patented Glycoprotein Matrix® (GPM, Patent #6,864,231, #6,942,856, & #7,138,113)
•	Capsules are 100% Pure Hypromellose Capsules (HPMC). They are SLS-free (free of Sodium Lauryl Sulfate), TiO2-free (free of titanium dioxide), and do not contain carcinogens.

Mobility and Flexibility Complex

•	A natural supplement that may aid with inflammation
•	Contains the clinically studied ingredient Wokvel® (Boswellia Serrata Extract)
•	Contains the patented AES™
•	Capsules are 100% Pure Hypromellose Capsules (HPMC). They are SLS-free, TiO2-free, and do not contain carcinogens.

PhytoNutrient

•	A natural supplement containing several antioxidants

•	Contains the patented AES™
•	Contains the patented Pomella® of Verdure Sciences, Inc. (Patent #7,638,640, #7,897,791, & #7,919,536)

Immune Modulating Complex
•	A supplement designed to be used on a daily basis that may modulate the lymphatic and glandular system
•	Contains the patented AES™
•	Capsules are 100% Pure Hypromellose Capsules (HPMC). They are SLS-free, TiO2-free, and do not contain carcinogens.

Total Body Detox

•	A supplement designed to be used on a daily basis
•	Contains the patented AES™
•	Capsules are 100% Pure Hypromellose Capsules (HPMC). They are SLS-free, TiO2-free, and do not contain carcinogens.

***The statements included in the above product descriptions have not been evaluated by the Food and Drug Administration. These products are not intended to diagnose, treat, cure or prevent any disease.***

Nutritional Blood Analysis

Our Nutritional Blood Analysis is a powerful tool that one of our technicians and a customer can use to examine the customer's blood cells on a video monitor, live, in real time. Using a single drop of blood, a trained technician can pinpoint several nutritional deficiencies in a 30-minute to 1-hour one-on-one session with the customer. Nutritional Blood Analysis empowers customers to understand their own unique nutritional profiles and needs, and bridges the gap between seeing a nutritional specialist and conducting general online research.

Lectures and Seminars

Educating potential and existing customers remains one of our primary marketing tools. Dr. Gibbs and other members of our staff are active keynote speakers at events and seminars targeted at medical professionals, health store operators, and individuals. The Company's speakers and health educators have presented at numerous meetings and shows, including women's associations, health shows, and private organizations.

Educational Courses and Materials

We have an educational course available on the subject of Live Cell Morphology.

Raw Materials, Production and Fulfillment

We outsource all of our production and fulfillment in order to maintain management's focus on new product and market development. However, our commitment to the quality and consistency of our products is reflected in the selection of all aspects of production.  All of our supplements are processed by manufacturers with which we have longstanding relationships. To our knowledge, each follows the strictest Good Manufacturing Practices (GMPs) and quality controls to ensure purity in all of our products. We use facilities around the world to ensure that production will continue in the event of a disturbance in operation at any given location, and we source some of our raw materials directly.

Sales and Marketing

The highly fragmented, competitive nature of the nutraceutical market makes sales and marketing efforts within the sector largely relationship driven. We use a number of tools to establish and maintain these relationships with consumers, including lectures, blood tests, internet questionnaires, and point systems.  We have introduced an employee incentive program and brought in motivational sales trainers to build morale and keep employees focused on sales.

Direct Retail Sales

Direct retail sales generate our largest profit margin. Whereas many companies spend millions of dollars on magazine ads, commercials, and internet marketing to effectively saturate the market with their product name, our education-based marketing utilizes three tools to drive direct consumer sales.

The first of these tools is Nutritional Blood Analysis. For a fee of $60, customers receive a 30-minute to 1-hour consultation and analysis of their blood. Upon completion of the session, customers receive a written summary of the results and a recommended regimen. Many of our customers who receive a Nutritional Blood Analysis purchase our supplements.

The second tool is the NutraQuiz. This web-based questionnaire uses a proprietary algorithm to determine a customized nutrition regimen for customers based upon their answers to a 48-point lifestyle/health concerns survey. The program then generates a report tailored to the individual, providing a suggested regimen for improvement of areas of concern. Products can then be purchased through one of our retail outlets or directly online.

The third tool is a points system, which is still being implemented. Web-based customers are invited to participate in NutraPoints, our loyalty program. Through NutraPoints, we can track our customers' purchases and their referrals. NutraPoints Members are awarded points for every dollar spent by a referred person. These points can then be redeemed on the member's next order.

Wholesale/Outlet

Wholesale sales currently constitute approximately 10% of our revenue. However, with only approximately 150 retail stores out of thousands of health/food store outlets in the market carrying our products, the potential for growth is substantial.

Although product placement in such outlets is typically controlled by large distributors, we have circumvented this channel and gone direct to retailers using the Nutritional Blood Analysis program.  In addition to serving as a lead generator for the retail outlet, the Nutritional Blood Analysis service is a profit center for our company. Not only does it have a high conversion-to-sale rate, Nutritional Blood Analysis is also a valuable tool for monitoring the success of the program for customers.

While this method is slower than going in through distributors, we believe that the educational component is critical to our long-term success. Not only does it provide customers with a true "value," but it also enables participating retailers to differentiate themselves from competitors. Our marketing focus is on contrasting our products with our competitors' as we are dedicated to using all-natural ingredients and 100% carcinogen-free capsules. Once our representative has established a relationship with the retail operator, our approach is to ask store owners to highlight the advantages of our product line—all natural, the AES feature, and carcinogen-free capsules—then encourage them to drop any product that cannot compare favorably with our products. This approach has proven effective, and the costs of placing our products in retail locations have been minimized as compared to using a large distributor.

International Sales

International sales have come primarily as a result of the efforts of Dr. Gibbs and his relationships within these markets. We currently sell products in six countries, but the majority of international sales are generated in Japan, where we have been active since 1996. Our success in Japan, one of the only regulated nutraceutical markets in the world, has resulted in entry to neighboring Taiwan, the Philippines, Malaysia, Singapore, and Thailand. In July 2013, the company hired a Sales Director to increase sales in Asia, which increased sales in Cambodia, Singapore, and the Philippines.

Private Labeling

We can re-brand any NutraNomics product with a private label as long as the customer is selling the product in a territory or country where our products are not being sold. If desired, we can assist with the design, production, and shipping of packages.

Custom Formulations

We can develop a product line specifically tailored to a customer's needs. To date, we have formulated products for numerous OEM clients, including vitamins, enzymes, antioxidants, minerals, amino acids, cosmetics, and toiletries. In addition to the custom formulas we provide these clients, we incorporate our patented AES™ system.

International Services

The majority of our international sales are generated in Japan, where the Company has been active since 1996.  We have also since generated sales in Taiwan, the Philipines , Malaysia, Singapore, Cambodia, and Thailand.

Growth Strategy

Our management has developed a multi-lateral strategy for growth, comprised of the following tactics:

•	Increase Sales of Existing Products in Existing Market
•	Execute Launch of International Partnerships
o
We believe that a real opportunity for growth is in the international community, where the markets are still nascent and overall economic growth is expected to outpace that of the United States.   We will be focusing our efforts on Malaysia, the Philippines, China, Brazil, and Japan.

•	Expand Product and Service Offerings
o
We believe that future candidates for product line expansion will come through a variety of sources, including internal research and development, market trends, customer demand, third-party contract work, and acquisition.

•	Establish Royalty Agreements for AESTM Delivery System
•	Continue to Build the OEM Division
o
We believe that an opportunity exists in the competitive Direct Sales and Network Marketing sector. For a company to be successful in this market, we believe it is important for them to supply their distributors with quality products and innovative marketing ideas. Many new and existing Multi-Level and Network Marketing companies may not have money to fund R&D departments, and most large contract manufacturers may rarely customize a formula for a small company. Without the ability to bring on new and unique products, many of these companies may fail. For this reason, our custom formulation services may be attractive for MLM firms, giving us a competitive advantage.

Market

According to a market report published by Transparency Market Research, Nutraceuticals Product Market: Global Market Size, Segment and Country Analysis & Forecasts (2007-2017), the global nutraceutical product market reached $142.1 billion in 2011 and is expected to reach $204.8 billion by 2017, growing at a CAGR of 6.3% from 2012 to 2017. Asia Pacific (including Japan) is expected to have the second largest market share after North America by 2017.

In 2011, the functional food and beverage market reached $93.0 billion, registering a growth rate of 6.0% from 2007 to 2011. North America enjoyed the highest market share for nutraceutical products at $56.4 billion in 2011.

Nutraceuticals may provide health benefits and help in healing and prevention of diseases. The global nutraceuticals product market is primarily categorized on the basis of functional food, functional beverages and dietary supplements. The global nutraceutical market is growing primarily on account of growth in the dietary supplement segment. North America has the highest market share for the nutraceutical product market, which is primarily supported by the U.S. health-conscious consumers segment.

The global nutraceutical market is estimated to have a growth rate of 6.6% during the forecasted period (2012-2017) in protein and peptides segment of dietary supplement market. The non-herbal segment of dietary supplement market is estimated to have a growth rate of 6.3% from 2012 to 2017. The omega fatty acid fortified food segment of functional food market is estimated to have a growth rate of 6.7% during the forecasted period.

 The North America and Asia Pacific nutraceutical market is expected to have a market share of 39.2% and 30.4%, respectively in 2017. The dietary supplement market will be the fastest growing market from 2012 to 2017 as it may help in improving the body's ability to heal and protect itself. This report categorizes the nutraceutical market into six geographic regions, namely North America, Western Europe, Eastern Europe, Asia-Pacific, Latin America, and the Middle East & Africa.

Competition

The U.S. nutritional supplements retail industry is a large, highly fragmented and growing industry, with no single industry participant accounting for a majority of total industry retail sales. We believe competition is based on price, quality and assortment of products, customer service, marketing support and availability of new products. In addition, the market is highly sensitive to the introduction of new products.

We compete with both publicly and privately owned companies, which are highly fragmented in terms of geographical market coverage and product categories. We also compete with other specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, mail-order companies, other internet sites and a variety of other smaller participants. We believe that the market is highly sensitive to the introduction of new products. In the United States, many of our competitors have national brands that are heavily advertised and are manufactured by large pharmaceutical and food companies and other retailers. Most supermarkets, drugstores and mass merchants have narrow product offerings limited primarily to simple vitamins, herbs and popular third-party diet products. Our international competitors also include large international pharmacy chains and major international supermarket chains, as well as other large U.S.-based companies with international operations.

Many of our competitors have had longer operating histories, better brand recognition and greater financial resources than we do.  In order for us to successfully compete in our industry we will need to develop our brand; leverage our management's contacts and business experience to develop a wider customer base; develop a comprehensive marketing system for retail clients; and increase our financial resources.

However, there can be no assurance that even if we do these things, we will be able to compete effectively with the other companies in our industry. As we are a relatively small company, we face the same problems as other small companies in any industry, including the lack of available funds, lack of established distribution channels or large customer base. Our competitors may be substantially larger and better funded than us, and have significantly longer histories of operation and development than us. In addition, they may be able to provide more competitive products than we can and generally be able to respond more quickly to new or emerging technologies and changes in legislation and regulations relating to the industry. Additionally, our competitors may devote greater resources to the development, promotion and sale of their products or services than we do. Increased competition could also result in loss of key personnel, reduced margins or loss of market share, any of which could harm our business.

Intellectual Property

We have acquired the rights, via license with our founder, to US patent #7,235,390 B2 for the Assimilation Enhancing System (AES™) (there is also a patent pending for the AES™ in Japan).  We also have various trademarks and logo registrations in several countries (e.g., China trademark for NutraNomics logo, application #9729947).

We own the rights to our website: www.nutranomics.com.

We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We protect our intellectual property rights through a variety of methods, including trademark, patent and trade secret laws, as well as confidentiality agreements and proprietary information agreements with vendors, employees, consultants and others who have access to our proprietary information. Protection of our intellectual property often affords us the opportunity to enhance our position in the marketplace by precluding our competitors from using or otherwise exploiting our technology and brands. We are also a party to the following two intellectual property license agreements relating to certain of our future products.

On March 10, 2013, we (Health Education) entered into License and Distribution Agreement with Nutriband USA, LLC ("Nutriband") to nonexclusively research and develop a dermal patch nutrient delivery system, and exclusively license and distribute nutritional supplement dermal patches (the "Nutriband Products") in the United States and Canada, for which Nutriband will receive a 10% royalty on our gross sales of any Nutriband Products. The license may only be terminated by the agreement of both parties, and we have not yet sold any Nutribrand Products.

On November 18, 2013, our wholly owned subsidiary, Health Education, entered into a License with Gennesar Nutraceuticals, LLC d/b/a Genesar Nutraceuticles, a Utah limited liability company ("Genesar"), wherein Health Education received a worldwide exclusive license to all rights relating to, and intellectual property regarding, GenEpic™, a dietary supplement, and Genesar was entitled to receive 100,000 restricted shares of our (Nutranomics, Inc.) common stock, a royalty fee of $4/box of 30 sachets of GenEpic sold by Health Education beginning after 4,000 boxes of product had been sold, and a payment of $160,000, due by December 1, 2013. The agreement included Company exclusivity rights in a multitude of Pac/Asia countries, as well as first rights of refusal to global distribution. The License Agreement had an initial term of 36 months, with the term renewing for another 36-month term unless terminated by either party providing 90 days written notice to the other party prior to the end of the term. On August 5, 2014, as we had only paid $140,000 of the required $160,000 payment to Genesar, the Company and Genesar amended the agreement to (1) adjust the royalty fee from $4/box to $5/box, (2) require royalty payments to be paid on the 20th of each month following the end of each of the Company's fiscal quarters, (3) add a minimum royalty payment of $25,000 per year, and (4) restructure the $140,000 paid to Genesar from being considered an advance on royalties into a one-time license payment.

Our founder, former CEO, and current director, Dr. Gibbs, is a non-managing minority member of Genesar.

The duration of our trademark registrations is generally 10, 15 or 20 years, depending on the country in which the marks are registered, and the registrations can be renewed by us. The scope and duration of our intellectual property protection varies throughout the world by jurisdiction and by individual product.

Government Regulations

Domestic

The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products are subject to regulation by one or more federal agencies, including the FDA, Consumer Product Safety Commission, or CPSC, and the U.S. Department of Agriculture, or USDA. Advertising and other forms of promotion and methods of marketing are subject to regulation primarily by the U.S. Federal Trade Commission, or FTC, which regulates these activities under the Federal Trade Commission Act, or FTCA. The foregoing matters regarding our products are also regulated by various state and local agencies as well as those of each foreign country to which we distribute our products.

The Dietary Supplement Health and Education Act of 1994, or DSHEA, amended the Federal Food, Drug, and Cosmetic Act, or FFDC Act, to establish a new framework governing the composition, safety, labeling, manufacturing and marketing of dietary supplements. All of the products we market are regulated as dietary supplements under the FFDC Act.

Generally, under the FFDC Act, dietary ingredients that were marketed in the United States prior to October 15, 1994 may be used in dietary supplements without notifying the FDA. "New" dietary ingredients (i.e., dietary ingredients that were "not marketed in the United States before October 15, 1994") must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been "present in the food supply as an article used for food" without being "chemically altered". A new dietary ingredient notification must provide the FDA with evidence of a "history of use or other evidence of safety" establishing that use of the dietary ingredient "will reasonably be expected to be safe". A new dietary ingredient notification must be submitted to the FDA at least 75 days before it is initially marketed. The FDA may determine that a new dietary ingredient notification does not provide an adequate basis to conclude that the ingredient is reasonably expected to be safe. Such a determination could prevent the marketing of the dietary ingredient. The FDA recently issued draft guidance governing the notification for new dietary ingredients. Although FDA guidance is not mandatory, and companies are free to use an alternative approach if the approach satisfies the requirements of applicable laws and regulations, FDA guidance is a strong indication of the FDA's "current thinking" on the topic discussed in the guidance, including its position on enforcement. At this time, it is difficult to determine whether the draft guidance, if finalized, would have a material impact on our operations. However, if the FDA were to enforce the applicable statutes and regulations in accordance with the draft guidance as written, this manner of enforcement could require us to incur additional expenses, which could be significant, and negatively impact our business in several ways, including, but not limited to, enjoining the manufacturing of our products until the FDA determines that we are in compliance and can resume manufacturing, which could increase our liability and reduce our growth prospects.

The Dietary Supplement Labeling Act of 2011, which was introduced in July 2011 (S1310), would amend the FFDC Act to, among other things, (i) require dietary supplement manufacturers to register the dietary supplements that they manufacture with the FDA (and provide a list of the ingredients in and copies of the labels and labeling of the supplements), (ii) mandate the FDA and the Institute of Medicine (a non-governmental, nonprofit organization that provides advice to the public and decision makers, such as the FDA, concerning health issues) to identify dietary ingredients that cause potentially serious adverse effects, (iii) require warning statements for dietary supplements containing potentially unsafe ingredients and (iv) require that the FDA define the term "conventional food". If the bill is reintroduced and enacted, it could restrict the number of dietary supplements available for sale, increase our costs, liabilities and potential penalties associated with manufacturing and selling dietary supplements, and reduce our growth prospects.

The Dietary Supplement Safety Act (S3002) was introduced in February 2010 and would repeal the provision of DSHEA that permits the sale of all dietary ingredients sold in dietary supplements marketed in the United States prior to October 15, 1994, and instead permit the sale of only those dietary ingredients included on a list of Accepted Dietary Ingredients to be issued and maintained by the FDA. The bill also would allow the FDA to: impose a fine of twice the gross profits earned by a distributor on sales of any dietary supplement found to violate the law; require a distributor to submit a yearly report on all non-serious adverse event reports received during the year to the FDA; and allow the FDA to recall any dietary supplement it determines with "a reasonable probability" would cause serious adverse health consequences or is adulterated or misbranded. The bill also would require any dietary supplement distributor to register with the FDA and submit a list of the ingredients in and copies of the labels of its dietary supplements to the FDA and thereafter update such disclosures yearly and submit any new dietary supplement product labels to the FDA before marketing any dietary supplement product. If this bill is reintroduced and enacted, it could severely restrict the number of dietary supplements available for sale and increase our costs and potential penalties associated with selling dietary supplements.

The FDA or other agencies could take actions against products or product ingredients that in its determination present an unreasonable health risk to consumers that would make it illegal for us to sell such products. In addition, the FDA could issue consumer warnings with respect to the products or ingredients in such products at the point they are sold to end users. Such actions or warnings could be based on information received through FFDC Act-mandated reporting of serious adverse events. The FDA in recent years has applied these procedures to require that consumers be warned to stop using certain dietary supplements. For businesses that have been subjected to these regulatory actions, sales have been reduced and the businesses have been required to pay refunds for recalled products.

In general, we seek representations and warranties, indemnification and/or insurance from our vendors. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in our products. In addition, the failure of such products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or remove such products from the market, which in certain cases could materially and adversely affect our business, financial condition and results of operations.

Under the current provisions of the FFDC Act, there are four categories of claims that pertain to the regulation of dietary supplements. First are health claims that describe the relationship between a nutrient or dietary ingredient and a disease or health related condition and can be made on the labeling of dietary supplements if supported by significant scientific agreement and authorized by the FDA in advance via notice and comment rulemaking. Second are nutrient content claims which describe the nutritional value of the product and may be made if defined by the FDA through notice and comment rulemaking and if one serving of the product meets the definition. Third are statements of nutritional support or product performance. The FFDC Act permits "statements of nutritional support" to be included in labeling for dietary supplements without FDA pre-market approval. These statements must be submitted to the FDA within 30 days of marketing and may describe how a particular dietary ingredient affects the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being, but may not expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat or prevent a disease. A company that uses a statement of nutritional support in labeling must possess scientific evidence substantiating that the statement is truthful and not misleading. The fourth category are drug claims, representations that a product is intended to diagnose, mitigate, treat, cure or prevent a disease, are prohibited from use in the labeling of dietary supplements, and we make no drug claims regarding our products.

We may make claims for our dietary supplement products regarding three of the four categories, that are statements of nutritional support, health claims and nutrient content claims when authorized by the FDA, or that otherwise are allowed by law. The FDA's interpretation of what constitutes an acceptable statement of nutritional support may change in the future, thereby requiring that we revise our labeling. These regulatory activities include those discussed above concerning products marketed before October 15, 1994 or afterwards, and the requirements of 75 days advance notice to the FDA before marketing products containing new dietary ingredients. There is no assurance that the FDA will accept the evidence of safety for any new dietary ingredients that we may wish to market, and the FDA's refusal to accept that evidence could prevent the marketing of the new dietary ingredients and dietary supplements containing a new dietary ingredient. If the FDA determines that a particular statement of nutritional support is an unacceptable drug claim, conventional food claim or an unauthorized version of a "health claim", or, if the FDA determines that a particular claim is not adequately supported by existing scientific data or is false or misleading, we would be prevented from using the claim.

In addition, DSHEA provides that so-called "third-party literature", e.g., a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used "in connection with the sale of a dietary supplement to consumers" without the literature being subject to regulation as labeling. The literature: (1) must not be false or misleading; (2) may not "promote" a particular manufacturer or brand of dietary supplement; (3) must present a balanced view of the available scientific information on the subject matter; (4) if displayed in an establishment, must be physically separate from the dietary supplements; and (5) should not have appended to it any information by sticker or any other method. If the literature fails to satisfy each of these requirements, we may be prevented from disseminating such literature with our products, and any dissemination could subject our product to regulatory action as an illegal drug.

Our dietary supplements must also comply with the Dietary Supplement and Nonprescription Drug Consumer Protection Act, which became effective on December 22, 2007. This law amends the FFDC Act to mandate that we report to the FDA any reports of serious adverse events that we receive. Under the law, an "adverse event" is any health-related event associated with the use of a dietary supplement that is adverse, and a "serious adverse event" is any adverse event that results in death, a life-threatening experience, inpatient hospitalization, a persistent or significant disability or incapacity, or a congenital anomaly or birth defect, or requires, based on reasonable medical judgment, a medical or surgical intervention to prevent one of these outcomes. Serious adverse event reports received through the address or phone number on the label of a dietary supplement, as well as all follow-up reports of new medical information received within one year after the initial report, must be submitted to the FDA no later than 15 business days after the report is received. The law also requires recordkeeping for reports of non-serious adverse events as well as serious adverse events for six years following the event, and these records are subject to FDA inspection.

In June 2007, pursuant to the authority granted by the FFDC Act as amended by DSHEA, the FDA published detailed current good manufacturing practice, or cGMP, regulations that govern the manufacturing, packaging, labeling and holding operations of dietary supplement manufacturers. The cGMP regulations, among other things, impose significant recordkeeping requirements on manufacturers. The cGMP requirements are in effect for all manufacturers, and the FDA is conducting inspections of dietary supplement manufacturers pursuant to these requirements. There remains considerable uncertainty with respect to the FDA's interpretation of the regulations and their actual implementation in manufacturing facilities. The failure of a manufacturing facility to comply with the cGMP regulations renders products manufactured in such facility "adulterated", and subjects such products and the manufacturer to a variety of potential FDA enforcement actions.

The FDA has also announced its intention to promulgate new cGMPs specific to dietary supplements, to fully enforce DSHEA and monitor compliance with the Bioterrorism Act of 2002. We intend to comply with the new cGMPs once they are adopted. The new cGMPs, predicted to be finalized shortly, would be more detailed and stringent than the cGMPs that currently apply to dietary supplements and may, among other things, require dietary supplements to be prepared, packaged, produced and held in compliance with regulations similar to the cGMP regulations for drugs. There can be no assurance that, if the FDA adopts cGMP regulations for dietary supplements, we will be able to comply with the new regulations without incurring a substantial expense.

In addition, under the Food Safety Modernization Act, or FSMA, which was enacted on January 4, 2011, the manufacturing of dietary ingredients contained in dietary supplements will be subject to similar or even more burdensome manufacturing requirements, which will likely increase the costs of dietary ingredients and will subject suppliers of such ingredients to more rigorous inspections and enforcement. The FSMA will also require importers of food, including dietary supplements and dietary ingredients, to conduct verification activities to ensure that the food they might import meets applicable domestic requirements.

The FDA has broad authority to enforce the provisions of federal law applicable to dietary supplements, including powers to issue a public warning or notice of violation letter to a company, publicize information about illegal products, detain products intended for import, require the reporting of serious adverse events, require a recall of illegal or unsafe products from the market, and request the Department of Justice to initiate a seizure action, an injunction action or a criminal prosecution in the U.S. courts. The FSMA expands the reach and regulatory powers of the FDA with respect to the production and importation of food, including dietary supplements. The expanded reach and regulatory powers include the FDA's ability to order mandatory recalls, administratively detain domestic products, require certification of compliance with domestic requirements for imported foods associated with safety issues and administratively revoke manufacturing facility registrations, effectively enjoining manufacturing of dietary ingredients and dietary supplements without judicial process. The regulation of dietary supplements may increase or become more restrictive in the future.

Our failure to comply with applicable FDA regulatory requirements could result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions.

Our advertising of dietary supplement products is subject to regulation by the FTC under the FTCA. Section 5 of the FTCA empowers the FTC to prohibit unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. Section 12 of the FTCA provides that the dissemination of any false advertisement for the purpose of inducing, directly or indirectly, the purchase of drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice. Additionally, under the FTC's Substantiation Doctrine, an advertiser is required to have a "reasonable basis" for all objective product claims before the claims are made. Failure to adequately substantiate claims may also be considered an unfair or deceptive practice. Pursuant to this FTC requirement, we are required to have adequate substantiation for all material advertising claims made for our products.

On November 18, 1998, the FTC issued "Dietary Supplements: An Advertising Guide for Industry." This guide provides marketers of dietary supplements with guidelines for applying FTC law to dietary supplement advertising and reiterates and explains the FTC's "reasonable basis" determination. It includes examples of the principles that should be used when interpreting and substantiating dietary supplement advertising. Although the guide provides additional explanation, it does not substantively change the FTC's existing policy that all supplement marketers have an obligation to ensure that claims are presented truthfully and to verify that such claims are adequately substantiated.

The FTC has a variety of processes and remedies available to it for enforcement, both administratively and judicially, including compulsory process, cease and desist orders and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, divestiture of assets, rescission of contracts and such other relief as may be deemed necessary. Any violation could have a material adverse effect on our business, financial condition and results of operations.

As a result of our efforts to comply with applicable statutes and regulations in the United States and elsewhere, we have from time to time reformulated, eliminated or relabeled certain of our products and revised certain advertising claims. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and/or scientific substantiation. Any or all of such requirements could have a material adverse effect on our business, financial condition and results of operations.

Advertising and labeling for dietary supplements and conventional foods are also regulated by state, county and other local governmental authorities. Some states also permit these laws to be enforced by private attorney generals. These private attorney generals may seek relief for consumers, seek class action certifications, seek class-wide damages, seek class-wide refunds and product recalls of products sold by us. There can be no assurance that state and local authorities will not commence regulatory action, which could restrict the permissible scope of our product advertising claims, or products that can be sold in the future.

Foreign

Our products which we sell or may make plans to sell in foreign countries are also subject to regulation under various national, local and international laws that include provisions governing, among other things, the formulation, manufacturing, packaging, labeling, advertising and distribution of dietary supplements and over-the-counter drugs. These regulations may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation, of certain of our products. Compliance with such foreign governmental regulations is generally the responsibility of our distributors for those countries. These distributors are independent contractors over whom we have limited control.

Possible New Legislation or Regulation

Legislation may be introduced which, if passed, would impose substantial new regulatory requirements on dietary supplements. For example, although not yet reintroduced in this session of Congress, bills have been repeatedly proposed in past sessions of Congress which would subject the dietary ingredient dehydroepiandrosterone, or DHEA, to the requirements of the Controlled Substances Act, which would prevent the sale of products containing DHEA. In March 2009, the General Accounting Office, or GAO, issued a report that made four recommendations to enhance the FDA's oversight of dietary supplements. The GAO recommended that the Secretary of the Department of Health and Human Services direct the Commissioner of the FDA to: (1) request authority to require dietary supplement companies to identify themselves as a dietary supplement company and update this information annually, provide a list of all dietary supplement products they sell and a copy of the labels and update this information annually, and report all adverse events related to dietary supplements, not just serious adverse events; (2) issue guidance to clarify when an ingredient is considered a new dietary ingredient, the evidence needed to document the safety of new dietary ingredients, and appropriate methods for establishing ingredient identity; (3) provide guidance to industry to clarify when products should be marketed as either dietary supplements or conventional foods formulated with added dietary ingredients; and (4) coordinate with stakeholder groups involved in consumer outreach to identify additional mechanisms for educating consumers about the safety, efficacy, and labeling of dietary supplements, implement these mechanisms, and assess their effectiveness. These recommendations could lead to increased regulation by the FDA or future legislation concerning dietary supplements.

We cannot determine what effect additional domestic or international governmental legislation, regulations, or administrative orders, when and if promulgated, would have on our business in the future. New legislation or regulations may require the reformulation of certain products to meet new standards, require the recall or discontinuance of certain products not capable of reformulation, impose additional record keeping or require expanded documentation of the properties of certain products, expanded or different labeling or scientific substantiation.
Environmental Compliance
We are subject to numerous federal, state, local and foreign environmental and health and safety laws and regulations governing its operations, including the handling, transportation and disposal of our non-hazardous and hazardous substances and wastes, as well as emissions and discharges from its operations into the environment, including discharges to air, surface water and groundwater. Failure to comply with such laws and regulations could result in costs for remedial actions, penalties or the imposition of other liabilities. New laws, changes in existing laws or the interpretation thereof, or the development of new facts or changes in their processes could also cause us to incur additional capital and operating expenditures to maintain compliance with environmental laws and regulations and environmental permits. We are also subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment without regard to fault or knowledge about the condition or action causing the liability. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or for properties to which substances or wastes that were sent in connection with current or former operations at its facilities. The presence of contamination from such substances or wastes could also adversely affect our ability to sell or lease our properties, or to use them as collateral for financing. From time to time, we have incurred costs and obligations for correcting environmental and health and safety noncompliance matters and for remediation at or relating to certain of our properties or properties at which our waste has been disposed. However, compliance with the provisions of national, state and local environmental laws and regulations has not had a material effect upon our capital expenditures, earnings, financial position, liquidity or competitive position. We believe we have complied with, and are currently complying with, our environmental obligations pursuant to environmental and health and safety laws and regulations and that any liabilities for noncompliance will not have a material adverse effect on our business, financial performance or cash flows. However, it is difficult to predict future liabilities and obligations, which could be material.
Costs of Environmental Compliance

We are not aware of any material violations of environmental permits, licenses or approvals that have been issued with respect to our operations. We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements.

While our intended projects and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Research and Development

In addition to conducting research and development for our own products, the research and development division is regularly solicited to create or formulate products for third parties. Beyond the revenue stream provided by these services, the activities of the research and development division generate significant intellectual property for us. In some cases, we retain sole ownership of the formulations created, and in others we benefit from data that can be applied to our future projects as well as from royalties extracted for the use of the formulations.

We incurred $32,233 and $44,706 in research and development expenses during the years ended July 31, 2014 and 2013, respectively.

Employees

As of July 31, 2014, we had 7 full-time employees and 4 part-time employees. We also currently engage independent contractors in the areas of accounting, legal and auditing services, corporate finance, as well as marketing and business development.  The remuneration paid to our officers and directors is more completely described elsewhere in this report in the "Executive Compensation" section.

Available Information

All reports of the Company filed with the SEC are available free of charge through the SEC's web site at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC's Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

Item 1A.  Risk Factors

The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by management from time to time.

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements.  If any of the following risks actually occur, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.
An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled "Special Note Regarding Forward Looking Statements" above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.
Risks Related to Our Business
There is doubt about our ability to continue as a going concern due to our operating history of net losses after consideration of income taxes, negative working capital and insufficient cash flows, and lack of liquidity to pay our current obligations, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements, at this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the generation of revenue, the sale of our common stock, or through financing to sustain the company over the next twelve month. We do not have enough cash on hand to meet our obligations over the next twelve months. As discussed in Note 2 to our financial statements for the years ended July 31, 2014 and 2013, the fact that we have generally had net losses, that we had negative working capital and insufficient cash flows from operation as of July 31, 2014, and do not have the requisite liquidity to pay our current obligations, raise substantial doubt about our ability to continue as a going concern.

We sell our products and services in highly competitive markets, which results in pressure on our profit margins and limits our ability to maintain or increase the market share of our services.
The nutraceutical industry is subject to significant competition and pricing pressures. We experience significant competitive pricing pressures as well as competitive products. Several significant competitors offer products with prices that match or are lower than ours. We believe that the products we offer are generally competitive with those offered by other supplement and nutraceutical companies. It is possible that one or more of our competitors could develop a significant research advantage over us that allows them to provide superior products or pricing, which could put us at a competitive disadvantage. Continued pricing pressure or improvements in research and shifts in customer preferences away from natural supplements could adversely impact our customer base or pricing structure and have a material and adverse effect on our business, financial condition, results of operations and cash flows.
Our future growth is largely dependent upon our ability to successfully compete with new and existing competitors by developing or acquiring new products that achieve market acceptance with acceptable margins.
Our business operates in markets that are characterized by rapidly changing products, evolving industry standards and potential new entrants. For example, a number of new companies with innovative products, which promise significant health benefits are established every year and are competitive with our products. If these companies gain market acceptance, our ability to grow our business could be materially and adversely affected. Accordingly, our future success depends upon a number of factors, including our ability to accomplish the following: identify emerging health trends in our target end-markets; develop, acquire and maintain competitive products; enhance our products by adding innovative features that differentiate us from our competitors; and develop or acquire and bring products to market quickly and cost-effectively. Our ability to develop or acquire new products based on quality research can affect our competitive position and requires the investment of significant resources. These acquisitions and development efforts divert resources from other potential investments in our businesses, and they may not lead to the development of new research or products on a timely basis. New or enhanced products may not satisfy consumer preferences and potential product failures may cause consumers to reject these products. As a result, these products may not achieve market acceptance and our brand image could suffer. In addition, our competitors may introduce superior designs or business strategies, impairing our brand and the desirability of our products, which may cause consumers to defer or forego purchases of our products. Also, the markets for our products and services may not develop or grow as we anticipate. The failure of our products to gain market acceptance, the potential for product defects or the obsolescence of our products could significantly reduce our revenue, increase our operating costs or otherwise adversely affect our business, financial condition, results of operations or cash flows.

Adverse publicity or consumer perception of our products and any similar products distributed by others could harm our reputation and adversely affect our sales and revenues.

We believe we are highly dependent upon positive consumer perceptions of the safety and quality of our products as well as similar products distributed by other nutrition supplement companies. Consumer perception of nutrition supplements and our products in particular can be substantially influenced by scientific research or findings, national media attention and other publicity about product use. Adverse publicity from these sources regarding the safety, quality or efficacy of nutritional supplements and our products could harm our reputation and results of operations. The mere publication of news articles or reports asserting that such products may be harmful or questioning their efficacy could have a material adverse effect on our business, financial condition and results of operations, regardless of whether such news articles or reports are scientifically supported or whether the claimed harmful effects would be present at the dosages recommended for such products.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel, hire qualified personnel, we may not be able to grow effectively.

Our performance largely depends on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization, particularly sales and marketing. Competition in our industry for qualified employees is intense. In addition, our compensation arrangements, such as our bonus programs, may not always be successful in attracting new employees or retaining and motivating our existing employees. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.

Our operating results may fluctuate as a result of a number of factors, many of which may be outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date, and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Each of the following factors may affect our operating results:

·	our ability to deliver products in a timely manner in sufficient volumes;
·	our ability to recognize product trends;
·	our loss of one or more significant customers;
·	the introduction of successful new products by our competitors; and
·	adverse media reports on the use or efficacy of nutritional supplements.

Because our business is changing and evolving, our historical operating results may not be useful to you in predicting our future operating results.

We have a single customer that accounts for a substantial portion of our revenues, and five vendors that are our major suppliers, and our business would be harmed were we to lose this customer or these vendors.

One of our customers makes up approximately 38% and 46% of our total sales for the years ending July 31, 2014 and 2013, and five of our suppliers make up approximately 70% and 81% of our total purchases for the years ending July 31, 2014 and 2013.  We do not have purchase or supply agreements with this customer or these suppliers governing future orders, and were we to lose this customer or these suppliers, our business would be harmed.  Our revenues would significantly decline were we to lose this customer, and our cost of goods sold would increase were we to lose these suppliers.

We may be exposed to material product liability claims, which could increase our costs and adversely affect our reputation and business.

As a marketer and distributor of products designed for human consumption, we could be subject to product liability claims if the use of our products is alleged to have resulted in injury. Our products consist of vitamins, minerals, herbs and other ingredients that are classified as dietary supplements and in most cases are not subject to pre-market regulatory approval in the United States or internationally. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur.

We have not had any product liability claims filed against us, but in the future we may be subject to various product liability claims, including among others that our products had inadequate instructions for use, or inadequate warnings concerning possible side effects and interactions with other substances. The cost of defense can be substantially higher than the cost of settlement even when claims are without merit. The high cost to defend or settle product liability claims could have a material adverse effect on our business and operating results.

We may not be able to secure additional financing to meet our future capital needs due to changes in general economic conditions.

We anticipate needing significant capital to fulfill our contractual obligations, complete the research and development of our planned services, obtain regulatory approvals, and execute our business plan, generally.   We may use capital more rapidly than currently anticipated and incur higher operating expenses than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs. We may need new or additional financing in the future to conduct our operations or expand our business. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could adversely affect our ability to raise capital on favorable terms or at all. From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes. We may be unable to secure debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders. If we raise additional funds by issuing debt, we may be subject to debt covenants, which could place limitations on our operations including our ability to declare and pay dividends. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

Our business and operating results could be harmed if we fail to manage our growth or change.

Our business may experience periods of rapid change and/or growth that could place significant demands on our personnel and financial resources. To manage possible growth and change, we must continue to try to locate skilled employees and professionals and adequate funds in a timely manner.

Our business strategy includes making acquisitions and investments that complement our existing business. These acquisitions and investments could be unsuccessful or consume significant resources, which could adversely affect our operating results.
We will continue to analyze and evaluate the acquisition of strategic businesses or product lines with the potential to strengthen our industry position or enhance our existing set of products and service offerings. We cannot assure you that we will identify or successfully complete transactions with suitable acquisition candidates in the future. Nor can we assure you that completed acquisitions will be successful.
Acquisitions and investments may involve significant expenditures, debt incurrence, operating losses and expenses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Acquisitions involve numerous other risks, including:

•	diversion of management time and attention from daily operations;
•	difficulties integrating acquired businesses, technologies and personnel into our business;
•	difficulties in obtaining and verifying the financial statements and other business information of acquired businesses;
•	inability to obtain required regulatory approvals and/or required financing on favorable terms;
•	potential loss of key employees, key contractual relationships or key customers of acquired companies or of us;
•	assumption of the liabilities and exposure to unforeseen liabilities of acquired companies; and
•	dilution of interests of holders of shares of our common stock through the issuance of equity securities or equity-linked securities.

It may be difficult for us to complete transactions quickly and to integrate acquired operations efficiently into our current business operations. Any acquisitions or investments may ultimately harm our business or financial condition as such acquisitions may not be successful and may ultimately result in impairment charges.

Our insurance coverage or third party indemnification rights may not be sufficient to cover our legal claims or other losses that we may incur in the future.

We maintain insurance, including property, general and product liability, and workers' compensation to protect ourselves against potential loss exposures. In the future, insurance coverage may not be available at adequate levels or on adequate terms to cover potential losses, including on terms that meet our customer's requirements. If insurance coverage is inadequate or unavailable, we may face claims that exceed coverage limits or that are not covered, which could increase our costs and adversely affect our operating results.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products and brand.

We have invested significant resources to protect our brands and intellectual property rights. However, we may be unable or unwilling to strictly enforce our intellectual property rights, including our trademarks, from infringement. Our failure to enforce our intellectual property rights could diminish the value of our brands and product offerings and harm our business and future growth prospects.

We may be subject to intellectual property rights claims, which are costly to defend, could require us to pay damages and could limit our ability to sell some of our products.

Our industry is characterized by vigorous pursuit and protection of intellectual property rights, which has resulted in protracted and expensive litigation for several companies. Third parties may assert claims of misappropriation of trade secrets or infringement of intellectual property rights against us or against our end customers or partners for which we may be liable.

As our business expands, the number of products and competitors in our markets increases and product overlaps occur, infringement claims may increase in number and significance. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we would be successful in defending ourselves against intellectual property claims. Further, many potential litigants have the capability to dedicate substantially greater resources than we can to enforce their intellectual property rights and to defend claims that may be brought against them. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing products or performing certain services.

An increase in product returns could negatively impact our operating results and profitability.

We permit the return of damaged or defective products and accept limited amounts of product returns in certain instances. While such returns have historically been nominal and within management's expectations and the provisions established, future return rates may differ from those experienced in the past. Any significant increase in damaged or defective products or expected returns could have a material adverse effect on our operating results for the period or periods in which such returns materialize.

We have no manufacturing capacity and anticipate continued reliance on third-party manufacturers for the development and commercialization of our products.

We do not currently operate manufacturing facilities for production of our products. We lack the resources and the capabilities to manufacture our products on a commercial scale. We do not intend to develop facilities for the manufacture of products in the foreseeable future. We rely on third-party manufacturers to produce bulk products required to meet our sales needs. We plan to continue to rely upon contract manufacturers to manufacture commercial quantities of our products.

Our contract manufacturers' failure to achieve and maintain high manufacturing standards, in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in consumer injury or death, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. Contract manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. Our existing manufacturers and any future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business. In the event of a natural disaster, business failure, strike or other difficulty, we may be unable to replace a third-party manufacturer in a timely manner and the production of our products would be interrupted, resulting in delays, additional costs and reduced revenues.

A shortage in the supply of key raw materials could increase our costs or adversely affect our sales and revenues.

All of our raw materials for our products are obtained from third-party suppliers. Since all of the ingredients in our products are commonly used, we have not experienced any shortages or delays in obtaining raw materials. If circumstances changed, shortages could result in materially higher raw material prices or adversely affect our ability to have a product manufactured. Price increases from a supplier would directly affect our profitability if we are not able to pass price increases on to customers. Our inability to obtain adequate supplies of raw materials in a timely manner or a material increase in the price of our raw materials could have a material adverse effect on our business, financial condition and results of operations.

Because we are subject to numerous laws and regulations, and we may become involved in litigation from time to time, we could incur substantial judgments, fines, legal fees and other costs.

Our industry is highly regulated. The manufacture, labeling and advertising for our products are regulated by various federal, state and local agencies as well as those of each foreign country to which we distribute. These governmental authorities may commence regulatory or legal proceedings, which could restrict the permissible scope of our product claims or the ability to manufacture and sell our products in the future. The U.S. Food and Drug Administration, or FDA, regulates our products to ensure that the products are not adulterated or misbranded. Failure to comply with FDA requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. Our advertising is subject to regulation by the Federal Trade Commission, or FTC, under the Federal Trade Commission Act. In recent years the FTC has initiated numerous investigations of dietary supplement and weight loss products and companies. Additionally, some states also permit advertising and labeling laws to be enforced by private attorney generals, who may seek relief for consumers, seek class action certifications, seek class wide damages and product recalls of products sold by us. Any of these types of adverse actions against us by governmental authorities or private litigants could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Ownership of Our Securities

Our stock price may be volatile, which may result in losses to our shareholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the over-the-counter Bulletin Board quotation system in which shares of our common stock are listed, have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including the following, some of which are beyond our control:

•	variations in our operating results;
•	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
•	changes in operating and stock price performance of other companies in our industry;
•	additions or departures of key personnel; and
•	future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock.

Our common shares may become thinly traded and you may be unable to sell at or near ask prices, or at all.

We cannot predict the extent to which an active public market for trading our common stock will be sustained.

This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who generate or influence sales volume.  Even if we came to the attention of such persons, those persons tend to be risk-averse and may be reluctant to follow, purchase, or recommend the purchase of shares of an unproven company such as ours until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company, which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

We do not anticipate paying any cash dividends to our common shareholders.

We presently do not anticipate that we will pay dividends on any of our common stock in the foreseeable future. If payment of dividends does occur at some point in the future, it would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any common stock dividends will be within the discretion of our Board of Directors. We presently intend to deploy available capital to execute our business plan; accordingly, we do not anticipate the declaration of any dividends for common stock in the foreseeable future.

Because the SEC imposes additional sales practice requirements on brokers who deal in shares of penny stocks, some brokers may be unwilling to trade our securities. This means that you may have difficulty reselling your shares, which may cause the value of your investment to decline.

Our shares are classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 (the "Exchange Act") which imposes additional sales practice requirements on brokers-dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, broker-dealers must make a special suitability determination and receive a written agreement prior from you to making a sale on your behalf. Because of the imposition of the foregoing additional sales practices, it is possible that broker-dealers will not want to make a market in our common stock. This could prevent you from reselling your shares and may cause the value of your investment to decline.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may limit your ability to buy and sell our common stock, which could depress the price of our shares.
FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

Volatility in our common share price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility as compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

 The elimination of monetary liability against our director, officer and employees under Nevada law and the existence of indemnification rights of our director, officer and employees may result in substantial expenditures by our Company and may discourage lawsuits against our director, officer and employees.

 Our articles of incorporation provide that directors and officers of the Company will not be personally liable to the Company or any of its stockholders for damages for breach of fiduciary duty as a director or officer except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or the payment of dividends.  In addition, our bylaws implement indemnification provisions requiring the Company to indemnify our directors to the fullest extent permitted by state law, and permit our board of directors to indemnify our officers.  We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Our business is subject to changing regulations related to corporate governance and public disclosure that have increased both our costs and the risk of noncompliance.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and FINRA, have issued requirements and regulations and continue to develop additional regulations and requirements in response to corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities. Because new and modified laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

We will incur increased costs and compliance risks as a result of becoming a public company.

As a public company, we will incur significant legal, accounting and other expenses that Health Education did not incur as a private company prior to the share exchange closing.

We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and FINRA.  We expect these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting and the independent auditors to attest to the effectiveness of such internal controls and the evaluation performed by management. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. The Public Company Accounting Oversight Board, or PCAOB, has adopted documentation and attestation standards that the independent auditors must follow in conducting its attestation under Section 404. We are currently preparing for compliance with Section 404; however, there can be no assurance that we will be able to effectively meet all of the requirements of Section 404 as currently known to us in the currently mandated timeframe. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting or our independent auditors providing an adverse opinion regarding management's assessment. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Sales of our currently issued and outstanding stock may become freely tradable pursuant to Rule 144 and may dilute the market for your shares and have a depressive effect on the price of the shares of our common stock.

A majority of the outstanding shares of our common stock are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended (the "Securities Act") ("Rule 144"). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that one year following a company ceasing to be a "shell company" and filing Form 10 information with the SEC to that effect, a non-affiliate who has held restricted securities for a period of at least six months may sell their shares of common stock. Under Rule 144, affiliates who have held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company's outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale (the four calendar week rule does not apply to companies quoted on the OTCQB). A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

Because we were once a "shell company," if we ever become delinquent with the filing of our reports, Rule 144 will no longer be available until and unless we become current.

Rule 144 provides that sales of securities of a former shell company may only be made once the applicable waiting period has terminated and only if appropriate current information is available by the company, and that it has filed all relevant periodic reports that it is required to file. We were a shell company prior to filing Form 10 information with the SEC ceasing to be a shell company more than a year ago. Therefore, if we become delinquent with our SEC reporting obligations, any holders of restricted securities will no longer be able to sell their shares under the requirements of Rule 144 until, if ever, the company becomes current in its reporting obligations. No assurance can be made that the Company will be able to remain current with its reports given the costs of an international audit and difficulty in raising capital.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

Our principal offices are located at 11487 South 700 East, Salt Lake City, Utah, 84020. Our telephone number is 801-576-8350. Our office is approximately 3,000 square feet in size. The lease expires on December 31, 2014. Pursuant to the lease, the rent for the fiscal years ended July 31, 2014 and 2013, totaled $50,115 and $46,140, respectively.

The Company has three separate subleases for three rooms totaling 1,500 square feet of their Draper office space to three individuals on a month-to-month basis. Two of the subleases were terminated in September 2013 and October 2013. Pursuant to the sublease agreements, the monthly rent received for the fiscal years ended July 31, 2014 and 2013, totaled $1,850 and $12,500, respectively.

The Company leased certain machinery and equipment in 2013 under an agreement that is classified as an operating lease. The lease expired on July 15, 2013, and is now leased on a month-to-month basis. Rent expense under the operating lease totaled $4,346 and $3,717 at July 31, 2014 and 2013, respectively.

Item 3.  Legal Proceedings

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

On March 20, 2014, the Company's subsidiary, Health Education Corporation ("Health Education"), was served a copy of a complaint filed by EpicEra Incorporated ("Epic") in the Utah Third Judicial District Court for the return of a $100,000 deposit paid by Epic to Health Education for the supply of nutritional products. On April 16, 2014, Health Education answered the Complaint and filed a counterclaim against Epic and third-party claims against eCosway USA, Inc. ("eCosway," which is Epic's owner), and its principals, for breach of a non-disclosure and non-circumvention agreement, unjust enrichment, fraud, and fraudulent nondisclosure. Health Education's claims alleged that (1) eCosway and its principals have defrauded Health Education and engaged in a scheme of corporate espionage to misappropriate Health Education's proprietary information and trade secrets to launch their new multilevel marketing company, Epic; (2) under the fraudulent guise of partnering with Health Education to have Health Education formulate and produce the health products to be sold by Epic's distributors, eCosway and its principals signed a non-disclosure and non-circumvention agreement that they had no intention of honoring in order to gain access to Health Education's proprietary information so that they could steal that information and use it for their own benefit; (3) Health Education relied upon the non-disclosure and non-circumvention agreement and misrepresentations of Epic, eCosway, and its principals, and disclosed the proprietary information and formulations, which Epic then appropriated as its own. Health Education's claims request general damages as well as punitive damages. The case is currently in the discovery phase.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company's common stock is traded on the OTCQB under the symbol "NNRX."  The range of high and low closing bid quotations for the Company's common stock during each quarter of the fiscal years ended July 31, 2014 and 2013, is shown below, as quoted by http://finance.yahoo.com. Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

Stock Quotations

Quarter Ended	High		Low
October 31, 2012	$	N/A	$	N/A
January 31, 2013	$	N/A	$	N/A
April 30, 2013	$	N/A	$	N/A
July 31, 2013	$	N/A	$	N/A
October 31, 2013		$1.430		$0.010
January 31, 2014		$1.230		$0.256
April 30, 2014		$0.325		$0.061
July 31, 2014		$0.110		$0.060

The future sale of the Company's presently outstanding "unregistered" and "restricted" common stock by present members of management and persons who own more than five percent of the Company's outstanding voting securities may have an adverse effect on any "established trading market" that may develop in the shares of the Company's common stock.

Holders

As of October 29, 2014, the Company had 30 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The Company does not know the number of beneficial owners of such shares.

Dividend Distributions

We have not historically distributed dividends to stockholders, nor do we intend to do so in the foreseeable future.

Securities authorized for issuance under equity compensation plans

The Company does not have any securities authorized for issuance under equity compensation plans.

Penny Stock

Our common stock is considered "penny stock" under the rules the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

-    contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;
-    contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;
-    contains a toll-free telephone number for inquiries on disciplinary actions;
-    defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
-    contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

-    bid and offer quotations for the penny stock;
-    the compensation of the broker-dealer and its salesperson in the transaction;
-    the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and
-    monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Related Stockholder Matters

None.

Purchase of Equity Securities

None.

Unregistered Sales of Equity Securities

On September 24, 2014, Asher Enterprises converted $15,000 of principal related to its January 14, 2014, convertible note into 586,658 shares of the Company's common stock at $0.0257.

On October 2, 2014, Asher converted an additional $15,000 of principal related to its January 14, 2014, convertible note into 810,811 shares of the Company's common stock.

On October 9, 2014, Asher converted an additional $12,000 of principal related to its January 14, 2014, convertible note into 869,565 shares of the Company's common stock at $0.0138.

The issuances of these shares were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as there was no general solicitation, and the transactions did not involve a public offering.

Item 6. Selected Financial Data.

As the Company is a "smaller reporting company," this item is not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended July 31, 2014 and 2013, that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 11 of this current report.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Introduction and Overview

The Company evaluates financial condition and operational performance through the hiring of various industry experienced employees and outsourced professionals to gain visibility within and outside of the Company's environment. The Company currently earns revenues through product sales and by providing Nutritional Blood Analysis ("NBA") services and has not earned income from educational services. The Company's management team believes that its success depends on the Company's ability to raise additional capital and increase product sales by selling in multiple international markets. By doing so, the Company believes that it will be able to successfully implement its business plan and achieve profitability.

Results of Operations

For the Years Ended July 31, 2014 and 2013

Our operating results for the years ended July 31, 2014 and 2013, are summarized as follows:
	The Year Ended
	July 31,
	2014	2013

Revenues	$2,402,769	$2,858,200
Cost of Sales	$(1,655,580)	$(2,211,702)
Operating Expenses	$(2,664,628)	$(801,297)
Loss on settlement of fraudulent activity	$(37,664)	$-
Change in fair value of derivative	$14,458	$-
Interest Expense	$(231,597)	$(16,652)
Net (Loss)	$(2,172,242)	$(171,451)

Our business model currently generates revenues from two primary sources:

1)	Product sales: 99.60% in 2014 and 99.63% in 2013,
2)	NBA services: 0.40% in 2014 and 0.37% in 2013

The revenues from product sales decreased from $2,847,652 in the fiscal year ending July 31, 2013, to $2,393,071 in the fiscal year ending July 31, 2014, a decrease of 15.96% totaling $454,581. The decrease was due to a decrease in product sales with our larger customers. The revenues from NBA services decreased from $10,548 in the 2013 fiscal year to $9,698 in the 2014 fiscal year, a decrease of $850. The decrease was due to the overall decrease in sales from the 2013 fiscal year.

Revenue derived from sales in the Americas totaled $1,594,361, or 66.36%, in the 2014 fiscal year as compared to $2,058,531, or 72.02%, in the 2013 fiscal year. Revenue derived from sales outside of the Americas totaled $808,408, or 33.65%, in the 2014 fiscal year as compared to $799,669, or 27.97%, in the 2013 fiscal year.

Revenues derived from product sales totaled $2,393,071, or 99.60%, in the 2014 fiscal year as compared to $2,847,652, or 99.63%, in 2013. The Company also derived revenue from NBA services in the amount of $9.698, or 0.40%, in 2014 as compared to $10,548, or 0.37%, in the 2013 fiscal year. The Company did not derive revenue from educational services in 2014 or 2013.

The cost of sales decreased from $2,211,702 in the 2013 fiscal year to $1,655,580 in the 2014 fiscal year, a decrease of 25.1% totaling $556,122. The decrease directly relates to the decrease in product sales in 2014 and the loss of a customer with lower profit margins.

Interest expense increased from $16,652 in the 2013 fiscal year to $231,597 in the 2014 fiscal year, an increase of 1,290.8% totaling $214,945. The increase is due to the Company taking out five convertible notes in the 2014 fiscal year.

One of our customers makes up approximately 38% and 46% of our total sales for the years ending July 31, 2014 and 2013, and five of our suppliers make up approximately 70% and 81% of our total purchases for the years ending July 31, 2014 and 2013. While we have had simple purchase orders with this customer and these suppliers in the past (for quantities of our supplements and supplement ingredients at various prices and negotiated on a case-by-case basis), we do not have and have never had production or supply agreements with this customer or these suppliers, we do not have purchase or supply agreements with this customer or these suppliers governing future orders, and were we to lose this customer or these suppliers, our business would be harmed. Our revenues would significantly decline were we to lose this customer, and our cost of goods sold would increase were we to lose these suppliers.

Expenses

For the Years Ended July 31, 2014 and 2013

Our operating expenses for the years ended July 31, 2014 and 2013, are outlined in the table below:

	The Year Ended
	July 31,
	2014	2013

General and administrative	$796,939	$351,522
Professional fees	$925,890	$19,994
Research and development	$32,233	$44,706
Salaries and wages	$909,566	$385,075

Our total operating expenses for the year ended July 31, 2014, were $2,664,628 as compared to $801,297 for the year ended July 31, 2013, an increase of 232.54% totaling $1,863,331. The increase in operating expenses during fiscal 2014 is due mostly to an increase in professional fees related to the company going public and due to the company issuing stock as compensation in fiscal 2014.

General and administrative expense increased from $351,522 in fiscal 2013 to $796,939 in fiscal 2014, an increase of 126.70% totaling $445,417. The increase is due mostly to increases in shipping, advertising, amortization, and expenses related to the Genesar agreement in fiscal 2014.

Research and development expense decreased as a result of the Company funding a large clinical study on the effects of the patented AES™ in 2013, which decreased research and development expense in the current year from $44,706 in fiscal 2013 to $32,233 in fiscal 2014, a decrease of $12,473.

Professional fees increased from $19,994 in fiscal 2013 to $925,890 in fiscal 2014, an increase of 4,531% totaling $905,896. The increase is due to the Company, in the current fiscal year, engaging outside consultants to provide sales and management services, engaging outside accountants to provide accounting services, engaging auditors to review and audit its financial statements, incurring increased legal expenses, and issuing stock for services as a result of becoming a public company in the current fiscal year.

Salaries and wages expenses increased from $385,075 in fiscal 2013 to $909,566, an increase of 136% totaling $524,491. The increase is due to the Company issuing stock bonuses of 1 million and 3,334 shares of common stock to the Company's president and director during the second quarter and an increase in salaries to executives in the current fiscal year.

Equity Compensation

The Company issued stock bonuses of 1 million and 3,334 shares of common stock to the Company's president and director and the Company's general manager respectively during the current fiscal year.

Liquidity and Financial Condition

For the Years Ended July 31, 2014 and 2013

Working Capital:
	July 31,	July 31,
	2014	2013

Current Assets	$531,825	$450,137
Current Liabilities	$1,235,919	$688,339
Working Capital (deficit)	$(704,094)	$(238,202)

For the Years Ended July 31, 2014 and 2013

Cash Flows:
	The Year Ended
	July 31,
	2014	2013

Net Cash Provided by (Used in) Operating Activities	$(633,360)	$8,310
Net Cash Provided by (Used in) Investing Activities	$(1,461)	$(1,662)
Net Cash Provided by (Used in) Financing Activities	$702,927	$(27,541)
Increase (Decrease) in Cash during the Period	$68,106	$(20,893)
Cash and Cash Equivalents, End of Period	$79,235	$11,129

The Company had current assets of $531,825 during the fiscal year ended July 31, 2014, as compared to $450,137 in the comparable period in 2013; the increase was primarily due to current year increases in other current assets, prepaid expenses, and cash partially offset by an decrease in accounts receivable. The Company had current liabilities of $1,235,919 during the year ended July 31, 2014, as compared to $688,339 in the comparable period in 2013. The increase is mainly due to an increase in a derivative liability, an increase in unearned revenues, and an increase in accounts payable, current portion of related party notes payable, and accrued expenses due to a decrease in sales. The change is partially offset by the conversion of a line of credit into a long-term note. The Company has incurred cumulative losses since inception of $4,757,633. As of July 31, 2014, the Company had working capital deficit of $704,094 due to an influx of cash from an increase in borrowing during the fiscal year ended July 31, 2014, as compared to a working capital deficit in July 31, 2013, of $238,202.

Cash from operating activities decreased to ($633,360) during the fiscal year ended July 31, 2014, as compared to $8,310 in the comparable period in 2013. The decrease was mostly due to changes in net loss, share based compensation, accounts receivable, inventory, unearned revenue, advances on royalties, and accounts payable.

Cash from financing activities increased to $702,927 during the fiscal year ended July 31, 2014, as compared to ($27,541) in the comparable period in 2013. The increase was mostly due to an increase in borrowing under convertible notes as well as proceeds from related party notes payable and lines of credit, partially offset by a decrease in payments of related party notes payable.

Cash used in investing activities increased to ($1,461) during the fiscal year ended July 31, 2014, as compared to ($1,662) in the comparable period in 2013. The increase is due to purchasing equipment in 2013, which was less than the purchases in the same period in 2014.

Subsequent Events
On August 5, 2014, the Company amended the License Agreement entered into on November 18, 2013, between the Company and Genesar to remove the clause that states that royalty payments will begin after the Company sells 4,000 boxes to instead begin royalty payments on sales after August 5, 2014, and add a minimum royalty payment of $5,000 per year. The amendment also adjusted the royalty fee to $5/box of 30 sachets of GenEpic sold by the Company. The advance of $140,000 was changed to a payment to begin the agreement and no longer offset against future royalty fees incurred on products sold.

On August 25, 2014, the Company issued a fourth put notice to Southridge Partners II, LP ("Southridge") pursuant to the Company's Equity Purchase Agreement with Southridge, and the registration statement relating thereto, for 595,134 shares of common stock, and issued an additional 4,866 shares related to the third put notice as required by the true-up provision in the Equity Purchase Agreement, receiving net funds of $31,623 from Southridge, and subsequently issuing Southridge an additional 7,554 shares of common stock as true-up shares related to the fourth put notice on September 16, 2014.

On September 24, 2014, Asher Enterprises, Inc. ("Asher") converted $15,000 of principal related to its January 14, 2014, convertible note into 583,658 shares of the Company's common stock.

On October 2, 2014, Asher converted an additional $15,000 of principal related to its January 14, 2014, convertible note into 810,811 shares of the Company's common stock.

On October 9, 2014, Asher converted $12,000 of additional principal related to its January 14, 2014, convertible note into 869,565 shares of the Company's common stock.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("US GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates.

Accounting Basis

The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. The Company has elected a July 31 fiscal year end.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less. As of July 31, 2014 and 2013, the Company's cash balances were within the FDIC insurance coverage limits.

Revenue Recognition

Our revenue is derived from the service revenue from Live Blood Analysis, sale of retail products, and revenue derived from educational services.
The Company's revenue recognition policy is in accordance with the requirements of Accounting Standards Codification ("ASC") 605, Revenue Recognition, and other applicable revenue recognition guidance under US GAAP. Sales revenue is recognized for our retail and wholesale customers when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured — generally when products are shipped to the customer and services are rendered, except in situations in which title passes upon receipt of the products by the customer. In this case, revenues are recognized upon notification that customer receipt has occurred. The Company accrues an estimated amount for sales returns and allowances related to defective or returned products at the time of sale based on its ability to estimate sales returns and allowances using historical information. As of July 31, 2014 and 2013, the Company calculated the amount to be less than 1% of sales so no allowance was accrued in either year. Shipping and handling fees and related freight costs and supplies associated with shipping products to customers are included as a component of cost of sales. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

Unearned revenues consist of cash received in advance for products to be delivered at a future date. The Company records the payments received as a liability until the products are delivered. The Company recorded unearned revenue of $338,263 and $58,418 as of July 31, 2014 and 2013, respectively.

Cost of Sales

The Company includes product costs (i.e. material, direct labor and overhead costs), shipping and handling expense, insurance on inventory, production-related depreciation expense and product license agreement expense in cost of sales.

Advertising Costs

The Company classifies expenses for advertising as general and administrative expenses. The Company incurred advertising costs of $156,708 and $50,284 during the years ended July 31, 2014 and 2013, respectively.

Accounts Receivable

Receivables from the sale of goods and services are stated at net realizable value, do not bear interest and do not generally require collateral. The Company adjusts credit limits based upon payment history and the customer's current creditworthiness. The Company maintains an allowance for doubtful accounts based upon a variety of factors. The Company reviews all open accounts and provides specific reserves for customer collection issues when it believes the loss is probable, considering such factors as the length of time receivables are past due, the financial condition of the customer, and historical experience. The Company also records a reserve for all customers, excluding those that have been specifically reserved for, based upon evaluation of historical losses. The Company recorded an allowance for doubtful accounts of $106,617 and $112,389 as of July 31, 2014 and 2013, respectively.

Inventories

Inventories are stated at the lower of cost or market. The cost for inventories is determined using the first-in, first-out method on the weighted average basis. The cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in a salable condition. In assessing the ultimate realization of inventories, the Company makes judgments as to future demand requirements compared to current or committed inventory levels. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand. In addition, the Company estimates net realizable value based on intended use, current market value and inventory aging analyses. The Company writes down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions. As of July 31, 2014 and 2013, inventories consisted of the following:

	July 31,	July 31,
	2014	2013
Raw materials	$41,056	$35,713
Finished goods	230,885	240,764
Subtotal	271,941	276,477
Reserve for obsolescence	-	-
Total	$271,941	$276,477

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash, accounts receivable, accounts payable, lines of credit, and notes payable. Due to short-term maturities, the carrying amount of these instruments approximates fair value. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $0 of cash balances in excess of federally insured limits at July 31, 2014 and 2013.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation and amortization are calculated using the straight-line method over the expected useful life of the asset, after the asset is placed in service. Assets recorded under leasehold improvements are amortized using the straight-line method over the lesser of their useful lives or the related lease term. The Company uses the following useful lives for its major classifications of property and equipment:

Description	Useful Lives
Furniture & Fixtures	7 years
Office Furniture	5 years
Equipment & Machinery	5-7 years
Leasehold Improvements	15 years

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC Topic 360. ASC Topic 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. For the years ended July 31, 2014 and 2013, the Company recorded no impairment losses.

Stock-Based Compensation

The Company follows the provisions of ASC 718 which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. The Company uses the Black-Scholes option valuation model for determining the fair value of stock based compensation. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimate.

The Company records the stock-based compensation awards issued to non-employees and other external entities for goods and services at either the fair market value of the goods received or services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines pertaining to when the service is complete or a performance commitment date is reached, whichever is earlier.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws expected to be in effect when the differences are expected to be settled or realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax assets are reviewed for recoverability, and the Company records a valuation allowance to reduce its deferred income tax assets when it is more likely than not that all or some portion of the deferred income tax assets will not be realized.

The Company recognizes the effect of tax positions only if those positions are more likely than not of being sustained. Recognized tax positions are measured at the largest amount that is greater than 50 percent likely to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Estimated interest and penalties related to underpayment of income taxes are recorded as a component of the tax provision in the statement of operations.

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

As the Company has incurred losses for the years ended July 31, 2014 and 2013, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations.

Sales Tax Collected From Customers

As a part of the Company's normal course of business, sales taxes are collected from customers. Such taxes collected are remitted, in a timely manner, to the appropriate governmental tax authority on behalf of the customer. The Company's policy is to present revenue and costs, net of value added and sales taxes.

Fair Value of Financial Instruments

ASC 820, "Fair Value Measurements and Disclosures" requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities;
Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and
Level 3 - Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The carrying amounts of the Company's financial assets and liabilities, such as cash and cash equivalents, prepaid expenses, deposit, accounts payable and accrued liabilities, and due to a related party approximate their fair values because of the short maturity of these instruments.

The Company's Level 2 financial liabilities consist of the derivative liability of the Company's convertible promissory notes issued to investors. There is no current market for these securities such that the determination of fair value requires significant judgment or estimation. The Company used a multinomial lattice model which incorporates transaction details such as Company stock price, contractual terms, default provisions, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

Recent Accounting Pronouncements
In August 2014, the FASB amended Accounting Standards Update (ASU) ASU 205-40, Presentation of Financial Statements – Going Concern an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Although public companies are required to apply the new guidance to all reporting periods beginning on or after December 15, 2016 (all other entities in the following year), the Company has adopted the new standard.
In September 2014, the FASB issued Accounting Standards Update (ASU) ASU 606 which superseded and replaced ASC 605-25, Revenue Recognition: Multiple-Element Arrangements, and most of ASC 985-605, Software: Revenue Recognition, which applies to all software and SaaS arrangements. Although public companies are required to apply the new guidance to all reporting periods beginning on or after December 15, 2016 (all other entities in the following year), the Company has not yet adopted the new standard.

Going Concern

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has generally had net losses after consideration of income taxes. Further, the Company has negative working capital and insufficient cash flows from operation as of July 31, 2014, and does not have the requisite liquidity to pay its current obligations. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management will seek to increase revenues and reduce costs, while raising capital through the sale of its stock. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

As the Company is a "smaller reporting company," this item is inapplicable.

Item 8. Financial Statements and Supplementary Data.

Nutranomics, Inc. and Subsidiary

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 855.334.0934 Toll free

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Nutranomics, Inc.

We have audited the accompanying balance sheet of Nutranomics, Inc. as of July 31, 2014, and the related statement of operations, stockholders' deficiency, and cash flows of the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nutranomics, Inc. as of  July 31, 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding those matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants
Clearwater, Florida
November 13, 2014

PCAOB Registered
AICPA Member

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Health Education Corporation (d.b.a. Nutranomics, Inc.)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Health Education Corporation (d.b.a. Nutranomics, Inc.) (the "Company") as of July 31, 2013, and the related statements of operations, stockholders' deficit, and cash flows for the year ended July 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health Education Corporation (d.b.a. Nutranomics, Inc.) as of July 31, 2013, and the results of its operations and cash flows for the year ended July 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has experienced losses from operations, has a working capital deficiency and limited cash resources that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC

Salt Lake City, Utah
August 22, 2013 except for the last paragraph of Note 1, as to which the date is November 13, 2014

HEALTH EDUCATION CORPORATION
d.b.a NUTRANOMICS, INC.
Consolidated Balance Sheets

ASSETS

	July 31,	July 31,
	2014	2013
CURRENT ASSETS

Cash and cash equivalents	$79,235	$11,129
Accounts receivable, net of allowance	152,879	159,107
Related party receivable	-	1,750
Prepaid expenses	4,516	1,674
Other current assets	23,254	-
Inventory	271,941	276,477

Total Current Assets	531,825	450,137

PROPERTY & EQUIPMENT, net	16,355	22,336

OTHER ASSETS

Rent deposit	2,000	2,000
Total Assets	$550,180	$474,473

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$518,890	$343,496
Lines of credit	33,098	261,911
Convertible notes payable-current portion	58,999	-
Loan payable-current portion	51,071	-
Note Derivative Liability	177,907	-
Related party payable	21,083	24,514
Related party notes payable	36,608	-
Unearned revenue	338,263	58,418

Total Current Liabilities	1,235,919	688,339

LONG-TERM LIABILITIES

Convertible notes payable	525,000	-
Loan payable	157,830	-
Related party notes payable	-	75,000

Total Liabilities	1,918,749	763,339

STOCKHOLDERS' DEFICIT

Common stock; par value of $.001, 750,000,000 shares authorized; 51,151,766 and 25,005,544 shares issued and outstanding at July 31, 2014 and July 31, 2013, respectively	51,153	25,006
Additional paid in capital	3,337,911	2,271,519
Accumulated deficit	(4,757,633)	(2,585,391)

Total Stockholders' Deficit	(1,368,569)	(288,866)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$550,180	$474,473
The accompanying notes are an integral part of these consolidated financial statements.

HEALTH EDUCATION CORPORATION
d.b.a NUTRANOMICS, INC.
Consolidated Statements of Operations

	For the Years Ended
	July 31,
	2014	2013

REVENUES	$2,402,769	$2,858,200
COST OF SALES	1,655,580	2,211,702

	747,189	646,498

OPERATING EXPENSES

General and administrative	640,231	301,238
Advertising and marketing	156,708	50,284
Professional fees	925,890	19,994
Research and development	32,233	44,706
Salaries and wages	909,566	385,075

Total Operating Expenses	2,664,628	801,297

OPERATING (LOSS)	(1,917,439)	(154,799)

OTHER INCOME (EXPENSE)

Loss on settlement of fraudulent activity	(37,664)	-
Change in Fair Value of Derivative	14,458	-
Interest expense	(231,597)	(16,652)

Total Other Income (Expense)	(254,803)	(16,652)

NET (LOSS) BEFORE INCOME TAXES	(2,172,242)	(171,451)
Provision for income taxes

NET (LOSS)	$(2,172,242)	$(171,451)

BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	45,587,928	24,993,967

Weighted Average Shares Outstanding - Basic and Diluted	45,587,928	24,993,967

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH EDUCATION CORPORATION
d.b.a NUTRANOMICS, INC.
Consolidated Statements of Stockholders' Deficit

					Total
	Common Stock		Additional Paid	Accumulated	Stockholders'
	Shares	Amount	in Capital	Deficit	(Deficit)

Balance, July 31, 2012	24,977,744	$24,978	$2,266,547	$(2,413,940)	$(122,415)

Common stock issued for services	27,800	28	4,972	-	5,000

Net loss for the year ended
July 31, 2013	-	-	-	(171,451)	(171,451)

Balance, July 31, 2013	25,005,544	$25,006	$2,271,519	$(2,585,391)	$(288,866)

Common stock issued for merger	21,500,000	21,500	(20,100)	-	1,400

Common stock issued for cash	1,500,000	1,500	91,912	-	93,412

Common stock issued for services	2,429,555	2,430	805,422	-	807,852

Common stock issued for prepaid services	716,667	717	189,158	-	189,875

Net loss for the year ended
July 31, 2014	-	-	-	(2,172,242)	(2,172,242)

Balance, July 31, 2014	51,151,766	$51,153	$3,337,911	$(4,757,633)	$(1,368,569)

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH EDUCATION CORPORATION
d.b.a NUTRANOMICS, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	July 31,
	2014	2013
OPERATING ACTIVITIES
Net (Loss)	$(2,172,242)	$(171,451)
Adjustments to reconcile net (loss) to net cash from operating activities:
Allowance for bad debt	(5,772)	4,738
Loss on settlement of fraudulent activity	(37,664)	-
Gain (loss) on derivative	14,458	-
Amortization of debt discount	47,396	-
Short-term loan issued for professional fees	50,000	-
Depreciation expense	7,442	8,319
Share based compensation-common stock	807,852	5,000
Changes in operating assets and liabilities:
Accounts receivable	49,664	(89,444)
Other assets	163,779	(2,888)
Inventory	4,536	116,259
Deferred revenue	279,845	10,919
Accounts payable and accrued expenses	157,346	126,858
Net Cash (Used in) From Operating Activities	(633,360)	8,310

INVESTING ACTIVITIES
Purchase of equipment	(1,461)	(1,662)
Net Cash (Used in) Investing Activities	(1,461)	(1,662)

FINANCING ACTIVITIES
Proceeds from related party payable	-	16,208
Repayments of related party payable	(3,431)	(7,381)
Proceeds from convertible debt	719,500	-
Repayment of loan payable	(91,099)	-
Proceeds from line of credit	26,000	257,290
Repayment of line of credit	(4,813)	(67,944)
Repayments of notes payable- related party	(36,642)	(225,714)
Sale of common stock	93,412	-
Net Cash (Used in) From Financing Activities	702,927	(27,541)

Net Increase (Decrease) in Cash and Cash Equivalents	68,106	(20,893)

Cash and Cash Equivalents, Beginning of Period	11,129	32,022

Cash and Cash Equivalents, End of Period	$79,235	$11,129

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$12,205	$6,448
Income Taxes	$-	$-

Non-cash Investing and Financing activities:
Debt discount	$182,897	$-
Stock issued for prepaid expenses	$189,875	$-
Stock issued for Intangible asset	$60,900	$-

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH EDUCATION CORPORATION
d.b.a NUTRANOMICS, INC.
Notes to the Consolidated Financial Statements
July 31, 2014 and 2013

NOTE 1 – NATURE OF OPERATIONS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("US GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates.

Accounting Basis
The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. The Company has elected a July 31 fiscal year end.

Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less. As of July 31, 2014 and 2013, the Company's cash balances were within the FDIC insurance coverage limits.

Revenue Recognition
Our revenue is derived from the service revenue from Live Blood Analysis, sale of retail products, and revenue derived from educational services.
The Company's revenue recognition policy is in accordance with the requirements of Accounting Standards Codification ("ASC") 605, Revenue Recognition, and other applicable revenue recognition guidance under US GAAP. Sales revenue is recognized for our retail and wholesale customers when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured — generally when products are shipped to the customer and services are rendered, except in situations in which title passes upon receipt of the products by the customer. In this case, revenues are recognized upon notification that customer receipt has occurred. The Company accrues an estimated amount for sales returns and allowances related to defective or returned products at the time of sale based on its ability to estimate sales returns and allowances using historical information. As of July 31, 2014 and 2013, the Company calculated the amount to be less than 1% of sales so no allowance was accrued in either year. Shipping and handling fees and related freight costs and supplies associated with shipping products to customers are included as a component of cost of sales. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

Unearned Revenues consist of cash received in advance for products to be delivered at a future date. The Company records the payments received as a liability until the products are delivered. The Company recorded unearned revenue of $338,263 and $58,418 as of July 31, 2014 and 2013, respectively.

Cost of Sales
The Company includes product costs (i.e. material, direct labor and overhead costs), shipping and handling expense, insurance on inventory, production-related depreciation expense and product license agreement expense in cost of sales.

Advertising Costs
The Company classifies expenses for advertising as general and administrative expenses. The Company incurred advertising costs of $156,708 and $50,284 during the years ended July 31, 2014 and 2013, respectively.

Accounts Receivable
Receivables from the sale of goods and services are stated at net realizable value, do not bear interest and do not generally require collateral. The Company adjusts credit limits based upon payment history and the customer's current creditworthiness. The Company maintains an allowance for doubtful accounts based upon a variety of factors. The Company reviews all open accounts and provides specific reserves for customer collection issues when it believes the loss is probable, considering such factors as the length of time receivables are past due, the financial condition of the customer, and historical experience. The Company also records a reserve for all customers, excluding those that have been specifically reserved for, based upon evaluation of historical losses. The Company recorded an allowance for doubtful accounts of $106,617 and $112,389 as of July 31, 2014 and 2013, respectively.

Inventories
Inventories are stated at the lower of cost or market. The cost for inventories is determined using the first-in, first-out method on the weighted average basis. The cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in a salable condition. In assessing the ultimate realization of inventories, the Company makes judgments as to future demand requirements compared to current or committed inventory levels. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand. In addition, the Company estimates net realizable value based on intended use, current market value and inventory aging analyses. The Company writes down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions. As of July 31 inventories consisted of the following:

	July 31,	July 31,
	2014	2013
Raw materials	$41,056	$35,713
Finished goods	230,885	240,764
Subtotal	271,941	276,477
Reserve for obsolescence	-	-
Total	$271,941	$276,477

Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash, accounts receivable, accounts payable, lines of credit, and notes payable. Due to short-term maturities, the carrying amount of these instruments approximates fair value. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $0 of cash balances in excess of federally insured limits at July 31, 2014 and 2013.

Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation. Depreciation and amortization are calculated using the straight-line method over the expected useful life of the asset, after the asset is placed in service. Assets recorded under leasehold improvements are amortized using the straight-line method over the lesser of their useful lives or the related lease term. The Company uses the following useful lives for its major classifications of property and equipment:

Description	Useful Lives
Furniture & Fixtures	7 years
Office Furniture	5 years
Equipment & Machinery	5-7 years
Leasehold Improvements	15 years

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC Topic 360. ASC Topic 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. For the years ended July 31, 2014 and 2013, the Company recorded no impairment losses.

Research and Development Costs
The Company expenses the costs of the development of its nutritional products during the period incurred. The Company incurred research and development expenses of $32,233 and $44,706 during the years ended July 31, 2014 and 2013, respectively.

Stock-Based Compensation
The Company follows the provisions of ASC 718 which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. The Company uses the Black-Scholes option valuation model for determining the fair value of stock based compensation. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimate.

The Company records the stock-based compensation awards issued to non-employees and other external entities for goods and services at either the fair market value of the goods received or services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines pertaining to when the service is complete or a performance commitment date is reached, whichever is earlier.

Income Taxes
The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws expected to be in effect when the differences are expected to be settled or realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax assets are reviewed for recoverability, and the Company records a valuation allowance to reduce its deferred income tax assets when it is more likely than not that all or some portion of the deferred income tax assets will not be realized.

The Company recognizes the effect of tax positions only if those positions are more likely than not of being sustained. Recognized tax positions are measured at the largest amount that is greater than 50 percent likely to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Estimated interest and penalties related to underpayment of income taxes are recorded as a component of the tax provision in the statement of operations.

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

As the Company has incurred losses for the years ended July 31, 2014 and 2013, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations.

Significant Concentrations
There is currently one customer that makes up 38% and 46% of total sales as of July 31, 2014 and 2013, respectively. The loss of this customer would have a material adverse effect on the Company's financial condition and results of operation. There are currently five and three vendors that make up 70% and 81% of total purchases as of July 31, 2014 and 2013, respectively.

Sales Tax Collected From Customers
As a part of the Company's normal course of business, sales taxes are collected from customers. Such taxes collected are remitted, in a timely manner, to the appropriate governmental tax authority on behalf of the customer. The Company's policy is to present revenue and costs, net of value added and sales taxes.

Fair Value of Financial Instruments
ASC 820, "Fair Value Measurements and Disclosures" requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities;
Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and
Level 3 - Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The carrying amounts of the Company's financial assets and liabilities, such as cash and cash equivalents, prepaid expenses, deposit, accounts payable and accrued liabilities, and due to a related party approximate their fair values because of the short maturity of these instruments.

The Company's Level 2 financial liabilities consist of the derivative liability of the Company's convertible promissory notes issued to investors. There is no current market for these securities such that the determination of fair value requires significant judgment or estimation. The Company used a multinomial lattice model which incorporates transaction details such as Company stock price, contractual terms, default provisions, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

Recent Accounting Pronouncements
In August 2014, the FASB amended Accounting Standards Update (ASU) ASU 205-40, Presentation of Financial Statements – Going Concern an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Although public companies are required to apply the new guidance to all reporting periods beginning on or after December 15, 2016 (all other entities in the following year), the Company has adopted the new standard.
In September 2014, the FASB issued Accounting Standards Update (ASU) ASU 606 which superseded and replaced ASC 605-25, Revenue Recognition: Multiple-Element Arrangements, and most of ASC 985-605, Software: Revenue Recognition, which applies to all software and SaaS arrangements. Although public companies are required to apply the new guidance to all reporting periods beginning on or after December 15, 2016 (all other entities in the following year), the Company has not yet adopted the new standard.
Going Concern
The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has generally had net losses after consideration of income taxes. Further, the Company has negative working capital and insufficient cash flows from operation as of July 31, 2014, and does not have the requisite liquidity to pay its current obligations. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management will seek to increase revenues and reduce costs, while raising capital through the sale of its stock. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies, or legal matters pending at the balance sheet dates that have not been disclosed.

NOTE 4 – PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:
	July 31,	July 31,
	2014	2013
Federal income tax expense	$-	$-
State income tax expense	-	-
Less change in valuation allowance	-	-
Net income tax expense	$-	$-

A reconciliation of income taxes computed at the federal statutory rate of 34% for July 31, 2014 and 2013 is as follows:
	2014	2013
Federal income taxes at 34%	$(738,562)	$(58,328)
State income tax, net of federal benefit	(71,684)	(5,661)
Change in net operating loss	-	18,385
Tax effect on non-deductible expenses and credits	1,844	701
Changes in valuation allowance	808,402	44,903
	$-	$-

The tax effects of temporary differences which give rise to deferred tax assets and liabilities consists of the following:
	July 31,	July 31,
	2014	2013
Deferred tax asset attributable to:
Net operating loss carryover	$1,027,802	$242,339
Allowance for doubtful accounts	39,768	42,914
Depreciation	2,776	9,302
Less, valuation allowance	(1,070,346)	(294,555)
Net deferred tax asset	$-	$-

Deferred tax liability attributable to:
Depreciation	$-	$-
Net deferred tax liabilities	$-	$-

The Company sustained net operating losses in 2014 in the accompanying statements of operations. No deferred tax asset or income tax benefits are reflected in the financial statements for net deductible temporary differences or net operating loss carryforwards, because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero, and consequently there is no income tax provision or benefit presented for the fiscal years ended July 31, 2014 and 2013. The valuation allowance increased by $775,791 to $1,070,346 in 2014.

As of July 31, 2014, the Company had net operating loss carryforwards for tax reporting purposes of approximately $2,812,000. These net operating loss carryforwards, if unused, begin to expire in 2023. As of July 31, 2014 and 2013, the Company has no liabilities for unrecognized tax benefits. The Company's policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended July 31, 2014, and 2013, the Company did not recognize any interest or penalties in its statement of operations, nor did it have any interest or penalties accrued in its balance sheet at July 31, 2014 and 2013 relating to unrecognized tax benefits.

The Company has not yet filed the federal income tax return in the U.S for the 2014 calendar year. The calendar tax years 2013, 2012 and 2011 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

NOTE 5 – ADVANCES ON ROYALTIES

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

Upon execution of the License Agreement, Genesar is entitled to receive 100,000 restricted shares of the Company common stock valued at $60,900 based on the market price on the date of execution, which were issued on March 26, 2014, a royalty fee of $4/box of 30 sachets of GenEpic sold by the Company beginning after 4,000 boxes have been sold, and a payment of $200,000 for advances on royalty fees, due by December 1, 2013. The License Agreement has an initial term of 36 months, and will automatically renew for another 36-month term unless terminated by providing 90 days written notice to the other party prior to the end of the term. As of July 31, 2014, the Company had paid $140,000 of the $200,000 prepayment of royalty fees, which will be offset against future royalty fees incurred on products sold. Subsequent to July 31, 2014, the Company amended the agreement to (1) remove the clause triggering royalty payments to begin after 4,000 boxes have been sold, and instead beginning royalty payments on the 20th of each month following the end of each of the Company's fiscal quarters, (2) adding a minimum royalty payment of $25,000 per year, (3) adjust the royalty fee to $5/box of 30 sachets of GenEpic sold by the Company from $4/box, and (4) restructuring the advance of $140,000, to a one-time license payment, which would no longer be offset against future royalty fees incurred on products sold. As of July 31, 2014, the balance of $140,000 in advances on royalties has been expensed, and the Company had a remaining balance in advances on royalties of $0.

NOTE 6 – LEASES

The Company leases a 3,000 square foot office in the Draper, Utah that serves as its principal executive offices. The lease expires on December 31, 2014. Pursuant to the lease, the rent for the fiscal years ended July 31, 2014 and 2013 totaled $50,115 and $46,140, respectively.

The Company has three separate subleases for three rooms totaling 1,500 square feet of their Draper office space to three individuals on a month to month basis. The remaining two leases were terminated in September 2013 and October 2013. Pursuant to the sublease agreements, the monthly rent received for the fiscal years ended July 31, 2014 and 2013 totaled $1,850 and $12,500, respectively.

The Company leased certain machinery and equipment in 2013 under an agreement that is classified as an operating lease. The lease expired on July 15, 2013 and is now leased on a month-to-month basis. Rent expense under the operating lease totaled $4,346 and $3,717 at July 31, 2014 and 2013, respectively.

The future minimum lease payments required under the operating leases as of July 31, 2014 are as follows:

Year Ended July 31,	Amount
2015	$16,875
2016	-
2017	-
2018	-
Thereafter	-
Total lease obligations	$16,875

NOTE 7 – EQUIPMENT

Property and equipment consists of the following as of July 31, 2014 and 2013. Depreciation expense was $7,442 and $8,319 for the years ended July 31, 2014 and 2013, respectively.

	July 31,	July 31,
	2014	2013
Furniture & Fixtures	$11,860	$11,860
Office Furniture	28,932	28,932
Equipment & Machinery	47,002	45,541
Accumulated Depreciation	(71,439)	(63,997)
Net Book Value	$16,355	$22,336

NOTE 8 – RELATED PARTY NOTES PAYABLE

In January 2012, the Company entered into a two year, zero percent note with an 8% imputed interest rate with an officer, in the amount of $150,000. The note is due on December 31, 2014. The Company agreed to pay royalty payments in connection with sales of a certain product line. The Company paid royalty payments of $38,392 and $1,063 in the years ended July 31, 2014 and 2013, respectively.

As of July 31, 2014 and 2013, the Company owed a total of $36,608 and $75,000 in principal in related party notes.

NOTE 9 – RELATED PARTY PAYABLE

Related party payables consist of payments made by a director through credit cards and use of a line of credit related used to pay expenses on behalf of the Company. During the years ended July 31, 2014 and 2013, the officer lent $0 and $16,208 and the Company made payments of $3,431 and $7,381, respectively. As of July 31, 2014 and 2013, the Company owed a total of $21,083 and $24,514 in related party payables.

NOTE 10 – LINES OF CREDIT AND LOAN PAYABLE

The Company maintains a Line of Credit with Key Bank (the "Lender"). The Line of Credit was opened on August 28, 2012, with an available $250,000 to be drawn on for one year, not to exceed the principal amount ("draw period"). Once the draw period is completed, advances will no longer be permitted and the Company shall repay the principal and interest outstanding, over 5 years ("repayment period"). The repayment period begins August 28, 2013, after which a minimum monthly payment amount will be determined. The initial interest rate is 5.210%, and is variable. The variable interest rate is based on an independent index which is the "prime rate" as published each business day in the "Money Rates" column of the Wall Street Journal. Interest on the note is computed on a 365/365 simple interest basis, using 1.960% points over the index. The Lender executed a commercial security agreement. With this agreement, the Lender is entitled to a security interest in the Company's inventory, chattel paper, accounts receivable and general intangibles. In August 2013, the line of credit was converted into a note, and the Company is no longer able to borrow any additional funds. Under the new terms of the note, the note has a face value of $250,000 that matures on September 1, 2018, with an interest rate of prime plus 1.960%, and as of the date of the note, the interest rate was 5.21%. The note has minimum monthly payments of $4,745 which started on October 1, 2013. The balance outstanding on this note and line of credit as of July 31, 2014 and July 31, 2013 was $208,901 and $244,000, respectively. As of July 31, 2014, the Company has paid $41,099 in principal payments. The Lender allowed the Company to absorb a prior $50,000 note into this note, not affecting the repayment date. The Company did incur issuance costs of $4,037, which were expensed upon occurrence.

On December 9, 2013, the Company issued a promissory note to Southridge as part of an equity purchase agreement (the "Equity Purchase Agreement") for $50,000, with 0% interest. The note was issued in lieu of due diligence and legal fees. This note matured and was paid in full on May 31, 2014. (see NOTE 12).

Loans payable consisted of the following as of July 31, 2014 and July 31, 2013, respectively :

Loan Payable
	July 31,	July 31,
	2014	2013

$250,000 face value, converted from a LOC on August 28, 2013, interest rate of 5.21%, matures on September 1, 2018.	$208,901	$-
$50,000 face value, issued on December 9, 2013, with no interest rate, matured and was paid in full on May 31, 2014.	-	-
Total Loan payable	208,901	-
Less current portion	51,071	-
Loan payable, long-term	$157,830	$-

In 1998, the Company entered into a line of credit with Zions Bank ("Lender") with a credit limit of $40,000. The line bears a compounding per annum fixed interest rate of 5.25%. As of July 31, 2014 and July 31, 2013, the Company owed $33,098 and $17,911 in principal, respectively. The Lender executed a commercial security agreement. With this agreement, the Lender is entitled to a security interest in the Company's inventory, chattel paper, accounts receivable and general intangibles. The Company did incur a setup fee, which has been fully amortized. There is no term limit on the line and the Company is allowed to draw up to its dollar limit.

NOTE 11 – CONVERTIBLE NOTES PAYABLE AND LOAN PAYABLE

Convertible notes payable consisted of the following as of July 31, 2014 and July 31, 2013, respectively:

	July 31,	July 31,
	2014	2013

$250,000 face value, issued on September 27, 2013, interest rate of 10%, matures on September 27, 2015.	$250,000	$-
$125,000 face value, issued on October 18, 2013, interest rate of 10%, matures on October 18, 2015.	125,000	-
$150,000 face value, issued on November 22, 2013, interest rate of 10%, matures on November 22, 2015.	150,000	-
$78,500 face value, issued on January 14, 2014, interest rate of 8%, matures on October 14, 2014, net of unamortized discount of $48,741 and $0 as of July 31, 2014 and July 31, 2013.	29,759	-
$53,000 face value, issued on March 19, 2014, interest rate of 8%, matures on December 26, 2014, net of unamortized discount of $39,087 and $0 as of July 31, 2014 and July 31, 2013.	13,913	-
$63,000 face value, issued on May 15, 2014, interest rate of 8%, matures on February 2, 2015, net of unamortized discount of $47,673 and $0 as of January 31, 2014 and July 31, 2013.	15,327	-
Total convertible notes payable – non-related parties	583,999	-
Less current portion	58,999	-
Convertible notes payable, long-term	$525,000	$-

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

On March 19, 2014, the Company entered into a convertible promissory note with KBM Worldwide, Inc. ("KBM") a New York Corporation for an 8% convertible promissory note with an aggregate principal amount of $53,000 which together with any unpaid accrued interest is due on December 26, 2014. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder's option 180 days from inception at a variable conversion price calculated as 58% of the Market Price, which means the average of the lowest three Trading Prices (defined as the closing bid prices) during the three trading day period ending on the last complete trading day prior to the conversion date with a floor of $.00005 as stated in the conversion feature. In March 2014, the Company received cash in the amount of $24,487, with the remaining $6,898 being used for legal and accounting fees. The Company analyzed the note on the issuance date on January 14, 2014. The Company determined that the variable conversion price and the floor exceeding the authorized number of shares results in the need for bifurcation into a separate derivative liability valued at fair market value. On March 19, 2014, the Company estimated the fair market value of the derivative liability associated with the bifurcated conversion feature to be $47,806 and a discount on the note of $49,010.

On May 15, 2014, the Company entered into a convertible promissory note with KBM Worldwide, Inc. ("KBM") a New York Corporation for an 8% convertible promissory note with an aggregate principal amount of $63,000 which together with any unpaid accrued interest is due on February 2, 2015. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder's option 180 days from inception at a variable conversion price calculated as 58% of the Market Price, which means the average of the lowest three Trading Prices (defined as the closing bid prices) during the three trading day period ending on the last complete trading day prior to the conversion date with a floor of $.00005 as stated in the conversion feature. In May 2014, the Company received cash in the amount of $42,500, with the remaining $17,500 being used for legal fees. The Company analyzed the note on the issuance date on January 14, 2014. The Company determined that the variable conversion price and the floor exceeding the authorized number of shares results in the need for bifurcation into a separate derivative liability valued at fair market value. On May 15, 2014, the Company estimated the fair market value of the derivative liability associated with the bifurcated conversion feature to be $56,591 and a discount on the note of $56,591.

As of July 31, 2014, the Company estimated the fair market value of the derivative liability to be $177,907, with a change in fair value of $14,458, and recorded $47,396 in amortization related to the discount on the note to interest expense. See note 13.

NOTE 12 – STOCK TRANSACTIONS

As of July 31, 2014 and July 31, 2013, the Company has 750,000,000 shares of common stock authorized with a par value of $.001, and 51,151,766 and 25,005,544 shares of common stock issued and outstanding, respectively.

During the year ended July 31, 2014, the Company also issued 2,429,555 shares of Common Stock as share-based compensation to employees and non-employees valued at $807,852, based on the market price of the stock as of the applicable measurement date. The Company also issued 1,500,000 shares of Common Stock as part of the Equity Purchase Agreement described in the following paragraphs for cash for $93,412. The Company also issued 716,667 shares of fully vested and nontransferable common stock as prepaid services over a six month period valued at $189,875 based on the market price as of the measurement date.

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

The number of Shares sold to Southridge at any time shall not exceed the number of such shares that, when aggregated with all other shares of common stock of the Company then beneficially owned by Southridge, would result in Southridge owning more than 9.99% of all of the Company's common stock then outstanding. Also as part of the equity purchase agreement, the Company issued a promissory note to Southridge for $50,000, with 0% interest. This note matured on May 31, 2014, and was not convertible into common stock. Finally, as part of the equity purchase agreement, Southridge is prohibited from executing any short sales of the Company's common stock during the term of the equity purchase agreement.

The Company will not be entitled to put shares to Southridge:

•unless there is an effective registration statement under the Securities Act to cover the resale of the shares by Southridge;
•unless the common stock continues to be quoted on the OTC Bulletin Board and has not been suspended from trading;
•if an injunction shall have been issued and remain in force, or action commenced by a governmental authority which has not been stayed or abandoned, prohibiting the purchase or the issuance of the shares to Southridge;

•if the Company has not complied with their obligations and are otherwise in breach of or in default under, the Equity Purchase Agreement, our registration rights agreement (the "Registration Rights Agreement") with Southridge or any other agreement executed in connection therewith with Southridge;

•since the date of the filing of the Company's most recent filing with the Securities and Exchange Commission no event that had or is reasonably likely to have a Material Adverse Effect (as defined in the Equity Purchase Agreement) has occurred; and

•to the extent that such shares would cause Southridge's beneficial ownership to exceed 9.99% of our outstanding shares.

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

The Company's registration statement with respect to 6,500,000 shares to be issued to Southridge under the Equity Purchase Agreement was declared effective by the SEC on May 5, 2014.  As of July 31, 2014, 1,500,000 registered shares have been issued to Southridge under the Equity Purchase Agreement.

NOTE 13 – DERIVATIVE LIABILITY

The Company has one liability measured at fair value on a recurring basis, which consists of a derivative liability on certain convertible notes payable (see NOTE 11). As of July 31, 2014 this derivative liability had an estimated fair value of $177,907. The Company has no assets that are measured at fair value on a recurring basis.

The following table presents information about our derivative liability, which was our only financial instrument measured at fair value on a recurring basis using significant inputs other than level one inputs that are either directly or indirectly observable (Level 2) as of July 31, 2014:

Balance at July 31, 2013	$-
New Derivative Liability	192,365
Total (gains)losses included in earnings	(14,458)
Issuances	-

Balance at July 31, 2014	$177,907

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

July 31,
2014
Expected term in years	.21-51 years
Risk-free interest rates	0.05-0.12%
Volatility	121-.157%
Dividend yield	0%

In addition to the assumptions above, the Company also takes into consideration whether or not the Company would participate in another round of financing and if that financing is registered or not and what that stock price would be for the financing at that time. The Company will continue to adjust the derivative liability for changes in fair value until the notes matures on October 14, 2014, December 26, 2014, and February 2, 2015.

NOTE 14 – INDUSTRY SEGMENT, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

Geographic Sales Regions

We currently sell and distribute our products four geographic regions: North Asia, Greater China, South Asia/Pacific, Europe, Middle East, and Americas. The following table sets forth the revenue for each of the geographic regions for the years ended July 31, 2014 and 2013:

	Years Ended July 31,
	2014		2013

Americas	$1,594,361	66.36%	$2,058,531	72.02%
Europe	5,000	0.20	-	-
Greater China	253,265	10.54	226,424	7.92
Middle East	293	0.01	-	-
North Asia	35,976	1.50	467,371	16.35
South Asia/Pacific	513,874	21.39	105,874	3.70
	$2,402,769	100.00%	$2,858,200	100.00%

The table below lists our equipment, net, by geographic area for the years ended July 31, 2014 and 2013:
	Years Ended July 31,
	2014		2013

Americas	$16,355	100.00%	$22,336	100.00%
Europe	-	-	-	-
Greater China	-	-	-	-
Middle East	-	-	-	-
North Asia	-	-	-	-
South Asia/Pacific	-	-	-	-
	$16,355	100.00%	$22,336	100.00%

The table below lists revenue generated by each of the Company's product lines during the years ended July 31, 2014 and 2013:

	Years Ended July 31,
	2014		2013

Product Sales	$2,393,071	99.60%	$2,847,652	99.63%
NBA Services	9,698	0.40	10,548	0.37
Educational Services	-	-	-	-
	$2,402,769	100.00%	$2,858,200	100.00%

Significant Customers

There is currently one customer that makes up 38% and 46% of total sales as of July 31, 2014 and 2013, respectively.

NOTE 15 – SUBSEQUENT EVENTS

On August 5, 2014, the Company amended the License Agreement entered into on November 18, 2013, between the Company and Genesar to (1) remove the clause triggering royalty payments to begin after 4,000 boxes have been sold, and instead beginning royalty payments on the 20th of each month following the end of each of the Company's fiscal quarters, (2) adding a minimum royalty payment of $25,000 per year,(3) adjust the royalty fee to $5/box of 30 sachets of GenEpic sold by the Company from $4/box, and (4) restructuring the advance of $140,000, to a one-time license payment, which would no longer be offset against future royalty fees incurred on products sold.

On August 25, 2014, the Company issued a fourth put notice for 595,134 shares of common stock as part of the Equity Purchase Agreement in footnote 12 and issued an additional 4,866 shares related to the third put notice as required by the true-up provision in Equity Purchase Agreement, receiving net funds of $31,623.04 from Southridge, and subsequently issuing Southridge an additional 7,554 shares of common stock as true-up shares related to the fourth put notice on September 16, 2014.

On September 24, 2014, Asher converted $15,000 of principal related to the January 14, 2014, convertible note into 586,658 shares of the Company's common stock at $0.0257 per share.

On October 2, 2014, Asher converted an additional $15,000 of principal related to the January 14, 2014, convertible note into 810,811 shares of the Company's common stock at $0.0185 per share.

On October 9, 2014, Asher converted an additional $12,000 of principal related to the January 14, 2014, convertible note, into 869,565 shares of the Company's common stock at $0.0138 per share. The remaining principal balance due after the conversions was $36,500.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On September 24, 2013, the Company dismissed the independent accounting firm of Sadler, Gibb & Associates, L.L.C. ("Sadler Gibb") and engaged the independent accounting firm of Mantyla McReynolds, LLC ("Mantyla"). The report of Sadler Gibb as of and for the fiscal year ended October 31, 2012, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about the Company ability to continue as a going concern.

On May 21, 2014, the Company dismissed the independent accounting firm of Mantyla McReynolds, LLC ("Mantyla") and engaged the independent accounting firm of DKM Certified Public Accountants ("DKM"). The reports of Mantyla with respect to Health Education Corporation as of and for the fiscal years ended July 31, 2013 and July 31, 2012, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about the Company ability to continue as a going concern.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer (also the Company's Chief Financial Officer) have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended July 31, 2014, covered by this Form 10-K.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management's Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the consolidated financial statements and related financial information appearing in this Annual Report on Form 10-K. The consolidated financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

▪	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
▪
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and

▪
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

Our management evaluated the effectiveness of the Company's internal control over financial reporting as of July 31, 2014, based upon the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of July 31, 2014, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at July 31, 2014:

1.	Lack of oversight by independent directors in the establishment and monitoring of required internal controls and procedures;
2.	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting and to allow for proper monitoring controls over accounting;
4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

▪	The Company will add sufficient number of independent directors to the board and appoint an audit committee.
▪	The Company will add sufficient knowledgeable accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.
▪	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.
The additional hiring is contingent upon the Company's efforts to obtain additional funding through equity or debt for its continued operational activities and corporate expenses. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

We understand that remediation of material weaknesses and deficiencies in internal controls are a continuing work in progress due to the issuance of new standards and promulgations. However, remediation of any known deficiency is among our highest priorities. Our management will periodically assess the progress and sufficiency of our ongoing initiatives and make adjustments as and when necessary.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant rules of the SEC that permit us to provide only management's report in this annual report.  On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act.  Included in the Act is a provision that permanently exempts smaller public companies that qualify as either a Non-Accelerated Filer or Smaller Reporting Company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

On September 19, 2013, the Company appointed Dr. Tracy Gibbs as Chief Executive Officer, Chief Financial Officer and Director. On September 23, 2014, the Company appointed Michael Doron as Chief Executive Officer, Chief Financial Officer and Director.

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following sets forth information about our director and executive officer as of the date of this report:

NAME	AGE	POSITION
Michael Doron	53	President, CEO, CFO, Secretary, Director
Tracy K. Gibbs	44	Director

Mr. Doron, age 53, was appointed as our President, CEO, CFO, Secretary and a director on September 23, 2014.  Mr. Doron is a successful entrepreneur, operations-focused business leader, experienced sales and marketing professional and independent board member. Mr. Doron has consistently leveraged his background as CFO, COO, EVP, consultant, and lobbyist to achieve financial goals while mitigating risk, increasing revenues, and driving productivity for a number of companies. In the public company arena, Mr. Doron has worked in and served as an advisor and financier of companies. Mr. Doron is also a board member or Chairman of several public companies on which he fills corporate governance functions and serves as head of nomination and audit committees. The Company believes that Mr. Doron's extensive experience with public companies and in the capital markets makes him a valuable member of the Company's board of directors.

Currently based in Stockholm, Sweden, Mr. Doron is the Managing Partner at Alta Nordic, a full service boutique firm specializing in financing and advisory services for growth companies. Previously, from 2009 through 2013, when he relocated to Sweden, Mr. Doron was Co-Founder and a Partner in DDR & Associates, a business development firm specializing in pre-IPO companies, and Evolution Capital, a private firm specializing in providing capital to publicly held companies using various debt instruments. Mr. Doron currently serves on the Board of Directors of MusclePharm Corp (NASDAQ: MSLP), a leading sports supplement and nutrition company, and Next Graphite, Inc. (OTCBB: GPNE), a company owning graphite-producing properties located in Namibia, and he is currently the Chairman of the Board of Directors of GASE Energy, Inc. (OTCBB: GASE), an independent energy company focusing on the exploration, development and production of natural gas in Ukraine, with estimated proved reserves of 713 million cubic meters of natural gas.

Dr. Tracy Gibbs, age 44, is currently our chief science officer and formulator of our products, and is a director. From September 19, 2013, through September 23, 2014, he was also our President, CEO, CFO, and Secretary. Prior to September 19, 2013, when we acquired our wholly owned subsidiary, Health Education Corporation, he was the CEO and founder of Health Education Corporation. Dr. Gibbs earned a PhD in Pharmacognosy from KenchiKenkyu Gakkuin (Graduate School of Health Sciences) in Japan. He has also completed extensive studies in exocrinology, embryology, hematology, and nephrology and is studying to acquire a degree as a Naturopathic Medical Doctor (NMD) from Central States College of Health Sciences in Ohio. He has apprenticed with Dr. Bernard Jenson, PhD, Dr. Naria Kennedy, MD, and Dr. Yoshihara Masazumi at the Japan Health Food Research Institute.

He has authored four books published in the U.S. and one published in Japan. He has contracted with Woodland Publishing in Orem, Utah, to release an additional four books in the U.S. He currently teaches courses on Live Blood Analysis and Herbal Medicine once every three months in the United States, and he also teaches various herbal medicine classes in other countries. Dr. Gibbs has lectured all over the world on the clinical applications of herbal medicine and has unique insight on the future innovation of herb-based drugs in the U.S. He operated a school in Japan and one in the U.S. that teach heads of households how to use herbs in everyday situations as an alternative to visiting crowded medical clinics, which was closed in 2013. He has also completed the first English textbook on performing Live Cell Morphology using methods that have been approved in other countries.

Dr. Gibbs has been employed by Health Education Corporation, dba NutraNomics since its start in 1996. From 2009 to 2011 he took a leave of absence and was hired as the VP of Asia Operations for Atrium Innovations, a publicly traded holding company based in Quebec, Canada, for several dietary supplement manufacturers and brands including Douglas Labs, Garden of Life, Pure Encapsulations, Mucos Pharma in Germany and others.

There are no family relationships among any of our directors and officers.

Term of Office

Our directors are appointed to hold office until removed from office or until a successor has been elected and qualified in accordance with our Bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified.  There are no agreements with respect to the election of directors. Officers are appointed by our Board of Directors, and each officer serves at the discretion of our Board of Directors.  We do not have any standing committees.  Our Board of Directors may in the future determine to pay Directors' fees and reimburse Directors for expenses related to their activities.

Significant Employees

Other than the foregoing named officer and directors, we have no full-time employees whose services are materially significant to our business and operations.

Involvement in Certain Legal Proceedings

To the best of our knowledge, our directors and officer have not, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
2.
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Indemnification of Directors and Officers

Chapter 78 of the Nevada Revised Statutes allows for the indemnification of officers, directors, and any corporate agents in terms sufficiently broad to indemnify such persons under certain circumstances for liabilities, including reimbursement for expenses, incurred arising under the 1933 Act. The Bylaws of the Company provide that the Company will indemnify its directors and officers to the fullest extent authorized or permitted by law and such right to indemnification will continue as to a person who has ceased to be a director or officer of the Company and will inure to the benefit of his or her heirs, executors and Consultants; provided, however, that, except for proceedings to enforce rights to indemnification, the Company will not be obligated to indemnify any director or officer in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized by the Board of Directors. The right to indemnification conferred will include the right to be paid by the Company the expenses (including attorney's fees) incurred in defending any such proceeding in advance of its final disposition.

The Company may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the Company similar to those conferred to directors and officers of the Company. The rights to indemnification and to the advancement of expenses are subject to the requirements of the 1940 Act to the extent applicable.

Furthermore, the Company may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Company or another company against any expense, liability or loss, whether or not the Company would have the power to indemnify such person against such expense, liability or loss under the Nevada Revised Statutes.

Director Compensation

During the fiscal year ended July 31, 2014, our director did not receive any compensation from us for his services as a director.  Directors that were employees were not paid any fees for their role as director.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our principal executive officer and principal accounting officer, but have not done so to date due to our relatively small size. We intend to adopt a written code of ethics in the near future.

Board Committees

The Company does not have any committees.

Our board of directors has determined that it does not have a member of an audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any significant profitability to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions, nor do we have a written nominating, compensation or audit committee charter. Our directors do not believe that it is necessary to have such committees because they believe the functions of such committees can be adequately performed by the board of directors.

Item 11. Executive Compensation.

Summary Compensation Table — Fiscal Years Ended July 31, 2014 and 2013 of Nutranomics.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.
				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Ritesh Chandra Singh(1)	2014	0	0	0	0	0	0
	2013	0	0	0	0	0	0
Ranjana Bharat(2)	2014	0	0	0	0	0	0
	2013	0	0	0	0	0	0
Tracy K. Gibbs(3)	2014	100,700	0	368,000	0	0	468,700
	2013	94,000	1,000	0	0	0	95,000
Nate Jenson(4)	2014	10,154	0	0	0	0	10,154
	2013	73,000	2,400	0	0	0	75,400

(1)	Mr. Singh resigned from all officer positions with our company on September 19, 2013.
(2)	Mr. Bharata resigned from all officer positions with our company on September 19, 2013.
(3) (4)
Dr. Gibbs is currently our chief science officer and a director, and was our CEO, CFO and director from September 19, 2013 through September 23, 2014, when he resigned as CEO and CFO, and Mr. Doron was appointed as CEO and CFO. Prior to September 19, 2013, Dr. Gibbs was the CEO and founder of our wholly owned subsidiary, Health Education Corporation, which we acquired in September of 2013.
Nate Jenson was not an executive officer of the Company, but he was the CFO of our wholly owned subsidiary, Health Education Corporation, from April 2012, until October 2013, when he resigned.

Summary of Employment Agreements and Material Terms

In 2007, Health Education, our wholly owned subsidiary, entered into a license and royalty agreement with Dr. Tracy Gibbs PhD for exclusive use of the AES patent which was granted that year. The term is indefinite and includes a once a year royalty payment.

On May 14, 2012, Health Education, our wholly owned subsidiary, entered into an employment agreement with Nathan Jenson to secure Mr. Jenson's services as CFO. The agreement included a monthly salary of $5,500, plus tuition of approximately $17,000 per year, plus benefits and an annual bonus of 1% of annual profit based on performance milestones. Mr. Jenson resigned as our subsidiary's CFO in October of 2013.

The Company has no formal employment agreement with our founder, chief science officer, and director, Dr. Tracy Gibbs, and is currently paying Dr. Gibbs a salary of $7,000 per month under his current employment arrangement.

On September 23, 2014, Michael Doron was appointed as our President, Chief Executive Officer, Chief Financial Officer, Secretary and a director, and entered into an employment contract with the Company. Pursuant to the contract, Mr. Doron will be compensated in the amount of $250,000 per year, $80,000 of which shall be paid in cash, $120,000 of which shall be deferred, and $50,000 of which shall be paid in the form of Company common stock on a quarterly basis and valued at the previous 5-day volume weighted average price of the Company's common stock.  Mr. Doron will also receive an additional equity award during the first year of employment equal to 0.83% of the issued and outstanding common stock of the Company following the completion of each month of employment during the first year.  The employment contract is terminable at the election of either party without cause upon the provision of 30 days' notice to the other, and is terminable by the Company for cause at any time.

Outstanding Equity Awards at Fiscal Year End

For the year ended July 31, 2014, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. For the year ended July 31, 2014, the Company issued 1,000,000 shares of common stock for services to the Company's CEO, valued at $368,000. During the fiscal year, the Company also issued 103,334 shares to an employee of the Company and to a director of its subsidiary, Health Education Corporation, valued at $38,027. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash.

Compensation of Directors

No member of our board of directors received any compensation for his services as a director during the years ended July 31, 2014, or July 31, 2013.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of October 29, 2014, (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group:

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and	Percent of Class(2)
			Nature of
			Beneficial
			Ownership(1)
Officers and Directors
Tracy K. Gibbs (3) 11487 South 700 East Salt Lake City, UT 84020	President, CEO, Director	Common stock, $0.001 par value	12,815,000	23.72%
All officers and directors as a group		Common stock, $0.001 par value	12,815,000	23.72%
5%+ Security Holders
Tracy K. Gibbs (3) 11487 South 700 East Salt Lake City, UT 84020	President, CEO, Director	Common stock, $0.001 par value	12,815,000	23.72%
Ronald and Nancy Gibbs Trust(4) 11487 South 700 East, Draper UT 84020.		Common stock, $0.001 par value	7,116,800	13.17%
All 5%+ Security Holders		Common stock, $0.001 par value	19,931,800	36.89%
* Less than 1%
(1)
Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	Based on 54,023,354 shares issued and outstanding as of October 29, 2014.
(3)
12,762,875 of these shares are held in the name of the ZEN Family LP, 11487 South 700 East, Salt Lake City, Utah, 84020.  The beneficiaries of the ZEN Family LP are as follows: 33% Tyler Gibbs, 33% Dylan Gibbs, 33% Nathan Gibbs, and 1% Tracy K. Gibbs.  Tyler, Dylan and Nathan Gibbs are the sons of Tracy K. Gibbs, our founder and director and former CEO, who has the sole voting power over the shares held by the ZEN Family LP.  An additional 52,125 shares are held in the name of Tyler, Dylan and Nathan Gibbs but are deemed to be beneficially owned by Tracy K. Gibbs.

(4)	Tracy K. Gibbs' mother and father, Nancy and Ronald, are the beneficiaries of the Ronald and Nancy Gibbs Trust.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The following includes a summary of transactions since the beginning of the July 31, 2013 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under "Executive Compensation"). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

On September 19, 2013, we closed a share exchange agreement with Health Education Corporation and its shareholders.  Upon closing of the share exchange agreement, we issued 11,762,875 shares of our common stock to Tracy K. Gibbs.

In January 2012, Health Education entered into a two year, zero percent note with an 8% imputed interest rate with the same officer, Tracy K. Gibbs, in the amount of $150,000. The note is due on December 31, 2014. Health Education agreed to pay royalty payments in connection with sales of a certain product line. The Company paid $1,063 and $1,063 in the years ended July 31, 2013 and 2012, respectively. At July 31, 2014 and 2013, the Company owed $36,642 and $75,000 of principal on the loan.

As of July 31, 2014 and 2013, the Company owed a total of $36,608 and $75,000 in principal in related party notes.

Item 14.   Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants, DKM Certified Public Accountants for the period and categories of services indicated:

	Years Ended July 31,
Category	2014	2013
Audit Fees	$12,600	$-
Audit Related Fees	18,407	-
Tax Fees	-	-
All Other Fees	119,069	-
Total	$150,706	$-

 Audit fees.    Consists of fees billed for the audit of our annual financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements.

                           Audit-related fees.    Consists of fees billed for services relating to review of other regulatory filings including registration statements, periodic reports and audit related consulting.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees. Other services provided by our accountants.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

Exhibit No.	Description
2.1	Share Exchange Agreement with Health Education and the Shareholders of Health Education dated September 13, 2013 (incorporated by reference to our Form 8-K filed on September 24, 2013)
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on December 19, 2008)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on December 19, 2008)
3.3
Articles of Merger filed with the Nevada Secretary of State on September 9, 2013 with an effective date of September 19, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 19, 2013)

10.1	License Agreement with Tracy Gibbs for US Patent Number 7,235,390 B2, dated June 14, 2007 (incorporated by reference to our Amendment No. 2 to Current Report on Form 8-K/A filed on December 12, 2013)
10.2	Employment Agreement with Nathan Jenson, dated May 14, 2012 (incorporated by reference to our Amendment No. 2 to Current Report on Form 8-K/A filed on December 12, 2013)
10.3	Office Lease Agreement with Unity Investments, LLC (incorporated by reference to our Amendment No. 2 to Current Report on Form 8-K/A filed on December 12, 2013)
10.4	License and Distribution Agreement with Nutriband USA, LLC, dated March 10, 2013 (incorporated by reference to our Amendment No. 2 to Current Report on Form 8-K/A filed on December 12, 2013)
10.5	License Agreement with Gennesar Nutraceuticals, LLC d/b/a Genesar Nutraceuticles (incorporated by reference to our Current Report on Form 8-K filed on November 26, 2013)
10.6 (1)	Amended License Agreement with Gennesar Nutraceuticals, LLC d/b/a Genesar Nutraceuticles
16.1
Letter from Sadler, Gibb & Associates, L.L.C., dated September 25, 2013 regarding change in registered public accounting firm (incorporated by reference to our Amendment No. 1 to Current Report on Form 8-K/A filed on September 27, 2013)

16.2	Letter from Mantyla McReynolds, LLC, dated May 22, 2014, regarding change in registered public accounting firm (incorporated by reference to our Current Report on Form 8-K filed on May 23, 2014)
21	List of Subsidiaries: Health Education Corporation dba Nutranomics, a Utah company
31.1 (1)	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (1)	Certification of Principal Accounting Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (1)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2 (1)	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
101.SCH (1)	XBRL Taxonomy Extension Schema Document
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)      Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Michael Doron	November 13, 2014
Michael Doron, Principal Executive Officer	Date

/s/ Michael Doron	November 13, 2014
Michael Doron, Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Doron	November 13, 2014
Michael Doron, Director	Date

/s/ Tracy Gibbs	November 13, 2014
Tracy Gibbs, Director	Date