Form 10-Q
period 2014-10-31
NUTRANOMICS, INC.
filed 2014-12-22
CIK 1451433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2014

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

As of December 19, 2014, the issuer had 55,996,698 issued and outstanding shares of common stock, par value of $0.001.

NUTRANOMICS, INC.
FORM 10-Q

For the Quarterly Period Ended October 31, 2014

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

HEALTH EDUCATION CORPORATION
d.b.a NUTRANOMICS, INC.
Consolidated Balance Sheets

ASSETS

	October 31,	July 31,
	2014	2014
CURRENT ASSETS	(Unaudited)

Cash and cash equivalents	$83,084	$79,235
Accounts receivable, net of allowance	231,071	152,879
Prepaid expenses	81	4,516
Other current assets	1,279	23,254
Inventory	151,063	271,941

Total Current Assets	466,578	531,825

PROPERTY & EQUIPMENT, net	13,832	16,355

OTHER ASSETS

Rent deposit	2,000	2,000
Total Assets	$482,410	$550,180

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$470,772	$518,890
Lines of credit	29,887	33,098
Convertible notes payable-current portion	546,658	58,999
Loan payable-current portion	52,426	51,071
Note Derivative Liability	139,409	177,907
Related party payable	20,109	21,083
Related party notes payable	35,036	36,608
Unearned revenue	262,084	338,263

Total Current Liabilities	1,556,381	1,235,919

LONG-TERM LIABILITIES

Convertible notes payable	70,479	525,000
Loan payable	148,805	157,830

Total Liabilities	1,775,665	1,918,749

STOCKHOLDERS' DEFICIT

Common stock; par value of $.001, 750,000,000 shares authorized;
54,023,354 and 51,151,766 shares issued and outstanding at
October 31, 2014 and July 31, 2014, respectively	54,025	51,153
Additional paid in capital	3,449,509	3,337,911
Accumulated deficit	(4,796,789)	(4,757,633)

Total Stockholders' Deficit	(1,293,255)	(1,368,569)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$482,410	$550,180

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH EDUCATION CORPORATION
d.b.a NUTRANOMICS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	October 31,
	2014	2013

REVENUES	$641,237	$793,496
COST OF SALES	299,670	636,540

	341,567	156,956

OPERATING EXPENSES

General and administrative	63,785	85,981
Advertising and marketing	24,771	27,042
Professional fees	59,269	137,932
Research and development	-	31,617
Salaries and wages	142,307	94,575

Total Operating Expenses	290,132	377,147

OPERATING (LOSS)	51,435	(220,191)

OTHER INCOME (EXPENSE)

Interest expense	(90,591)	(8,505)

Total Other Income (Expense)	(90,591)	(8,505)

NET (LOSS) BEFORE INCOME TAXES	(39,156)	(228,696)
Provision for income taxes	-	-

NET (LOSS)	$(39,156)	$(228,696)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	52,321,884	36,457,164

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH EDUCATION CORPORATION
d.b.a NUTRANOMICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	October 31,
	2014	2013
OPERATING ACTIVITIES
Net (Loss)	$(39,156)	$(228,696)
Adjustments to reconcile net (loss) to net cash from operating activities:
Allowance for bad debt	-	(5,632)
Gain (loss) on derivative	-	-
Amortization of debt discount	75,138	-
Short-term loan issued for professional fees	-	-
Depreciation expense	2,523	1,876
Share based compensation-common stock	-	-
Changes in operating assets and liabilities:
Accounts receivable	(78,192)	(26,700)
Other assets	26,410	(501)
Inventory	120,878	(20,070)
Deferred revenue	(76,179)	83,889
Accounts payable and accrued expenses	(52,136)	123,035
Net Cash (Used) From Operating Activities	(20,714)	(72,799)

INVESTING ACTIVITIES
Purchase of equipment	-	-
Net Cash (Used) Investing Activities	-	-

FINANCING ACTIVITIES
Proceeds from related party payable	-	-
Repayments of related party payable	(974)	(825)
Proceeds from convertible debt	-	375,000
Repayment of loan payable	(7,670)	(7,321)
Proceeds from line of credit	(3,211)	6,000
Repayment of line of credit	-	(810)
Repayments of notes payable- related party	(1,572)	-
Sale of common stock	37,990	(1,374)
Net Cash (Used) From Financing Activities	24,563	370,670

Net Increase (Decrease) in Cash and Cash Equivalents	3,849	297,871

Cash and Cash Equivalents, Beginning of Period	79,235	11,129

Cash and Cash Equivalents, End of Period	$83,084	$309,000

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$3,208	$1,811
Income Taxes	$-	$-

Non-cash Investing and Financing activities:
Stock issued for conversion of Note	$42,000	$-
Conversion of derivative feature	$34,480	$-

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH EDUCATION CORPORATION
d.b.a NUTRANOMICS, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
October 31, 2014

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the July 31, 2014 audited consolidated financial statements and the accompanying notes thereto. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company's consolidated condensed financial statements and accompanying notes. Actual results could differ materially from those estimates.

These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Health Education Corporation d.b.a. NutraNomics, Inc., (the "Company") was incorporated under the laws of the State of Delaware on February 14, 1996, and later reincorporated under the laws of the State of Utah on January 5, 1998. The Company was originally organized to provide education services, books, cassette tapes and public presentations. The Company utilized several revenue generating tools in order to accomplish this goal including Live Blood Analysis, iridology, bone density screening and other self-help methods. In 1998, the Company changed its incorporation to the State of Utah, the primary place of business. In 2001, the Company created its own line of nutritional products that quickly became its leading revenue source. The Company filed for the d.b.a. of NutraNomics, Inc., in order to fully prepare and utilize the brand name for expansion. In retail outlets and to its clientele, the Company is known as NutraNomics, Inc. The Company sells its own brand of supplements in 16 countries direct to the public. The Company also performs research and development services and outsource manufacturing for third party entities. Beyond its sales in both the United States and Canada, the Company maintains sales representatives in Taiwan, Japan, Singapore, Philippines, Malaysia and South Korea. The Company maintains multiple different trademarks, trade names and patents.

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

As the Company has incurred losses for the three months ended October 31, 2014 and 2013, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations.

Going Concern
The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has generally had net losses after consideration of income taxes. Further, the Company has negative working capital and insufficient cash flows from operation as of October 31, 2014, and does not have the requisite liquidity to pay its current obligations. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management will seek to increase revenues and reduce costs, while raising capital through the sale of its stock. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company's revenue recognition policy is in accordance with the requirements of Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition ("SAB 104"), and other applicable revenue recognition guidance under US GAAP. Sales revenue is recognized for our retail and wholesale customers when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured — generally when products are shipped to the customer and services are rendered, except in situations in which title passes upon receipt of the products by the customer. In this case, revenues are recognized upon notification that customer receipt has occurred. The Company accrues an estimated amount for sales returns and allowances related to defective or returned products at the time of sale based on its ability to estimate sales returns and allowances using historical information. For the three months ended October 31, 2014 and 2013, the Company calculated the amount to be less than 1% of sales so no allowance was accrued in either year. Shipping and handling fees and related freight costs and supplies associated with shipping products to customers are included as a component of cost of sales. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

Unearned Revenues consist of cash received in advance for products to be delivered at a future date. The Company records the payments received as a liability until the products are delivered. The Company recorded unearned revenue of $262,084 and $338,263 as of October 31, 2014 and July 31, 2014, respectively.

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

NOTE 4 – LEASES

The Company leases a 3,000 square foot office in the Draper, Utah that serves as its principal executive offices. The lease expires on December 31, 2014. Pursuant to the lease, the rent for the three months ended October 31, 2014 and 2013, totaled $12,920 and $12,676, respectively.

The Company has three separate subleases for three rooms totaling 1,500 square feet of their Draper office space to three individuals on a month to month basis. The remaining two leases were terminated in September 2013 and October 2013. Pursuant to the sublease agreements, the monthly rent received for the three months ended October 31, 2014 and 2013 totaled $0 and $18,500, respectively.

The Company leased certain machinery and equipment in 2013 and 2012 under an agreement that is classified as an operating lease. The lease expired on July 15, 2013, and is now leased on a month-to-month basis. Rent expense under the operating lease totaled $1,036 and $1,143 at for the three months ended October 31, 2014 and 2013, respectively.

The future minimum lease payments required under the operating leases as of July 31, 2014, are as follows:

Year Ended July 31,	Amount
2015	$6,750
2016	-
2017	-
2018	-
Thereafter	-
Total lease obligations	$6,750

NOTE 5 – RELATED PARTY NOTES PAYABLE

In January 2012, the Company entered into a two year, zero percent note with an 8% imputed interest rate with a director in the amount of $150,000. The note is due on December 31, 2014. The Company agreed to pay royalty payments in connection with sales of a certain product line. The Company paid royalty payments of $0 and $1,374 in the three months ended October 31, 2014 and 2013, respectively.

As of October 31, 2014 and July 31, 2014, the Company owed a total of $35,036 and $36,608 in principal in related party notes. On December 12, 2014, the Company paid off the related party note payable, see note 14 below.

NOTE 6 – RELATED PARTY PAYABLE

Related party payables consist of payments made by a director through credit cards and use of a line of credit related used to pay expenses on behalf of the Company. During the three months ended October 31, 2014 and 2013, the Company made payments of $974 and $1,023, respectively. As of October 31, 2014 and July 31, 2014, the Company owed a total of $20,109 and $21,083 in related party payables.

NOTE 7 – RESERVED AND OMITTED

NOTE 8 – LINES OF CREDIT AND LOAN PAYABLE

The Company maintains a Line of Credit with Key Bank (the "Lender"). The Line of Credit was opened on August 28, 2012, with an available $250,000 to be drawn on for one year, not to exceed the principal amount ("draw period"). Once the draw period is completed, advances will no longer be permitted and the Company shall repay the principal and interest outstanding, over 5 years ("repayment period"). The repayment period begins August 28, 2013, after which a minimum monthly payment amount will be determined. The initial interest rate is 5.210%, and is variable. The variable interest rate is based on an independent index which is the "prime rate" as published each business day in the "Money Rates" column of the Wall Street Journal. Interest on the note is computed on a 365/365 simple interest basis, using 1.960% points over the index. The Lender executed a commercial security agreement. With this agreement, the Lender is entitled to a security interest in the Company's inventory, chattel paper, accounts receivable and general intangibles. In August 2013, the line of credit was converted into a note, and the Company is no longer able to borrow any additional funds. Under the new terms of the note, the note has a face value of $250,000 that matures on September 1, 2018, with an interest rate of prime plus 1.960%, and as of the date of the note, the interest rate was 5.21%. The note has minimum monthly payments of $4,745 which started on October 1, 2013. The balance outstanding on this note and line of credit as of October 31, 2014 and July 31, 2014, was $201,231 and $208,901, respectively. As of October 31, 2014, the Company has paid $48,769 in principal payments. The Lender allowed the Company to absorb a prior $50,000 note into the note, not affecting the repayment date. The Company did incur issuance costs of $4,037, which were expensed upon occurrence.

Loans payable consisted of the following as of October 31, 2014 and July 31, 2014:

Loan Payable
	October 31,	July 31,
	2014	2014

$250,000 face value, converted from a LOC on August 28, 2013, interest rate of 5.21%, matures on September 1, 2018.	$201,231	$208,901
$50,000 face value, issued on December 9, 2013, with no interest rate, matured and was paid in full on May 31, 2014.	-	-
Total Loan payable	201,231	208,901
Less current portion	52,426	51,071
Loan payable, long-term	$148,805	$157,830

In 1998, the Company entered into a line of credit with Zions Bank ("Lender") with a credit limit of $40,000. The line bears a compounding per annum fixed interest rate of 5.25%. As of October 31, 2014 and July 31, 2014, the Company owed $29,887 and $33,098 in principal, respectively. The Lender executed a commercial security agreement. With this agreement, the Lender is entitled to a security interest in the Company's inventory, chattel paper, accounts receivable and general intangibles. The Company did incur a setup fee, which has been fully amortized. There is no term limit on the line and the Company is allowed to draw up to its dollar limit.

NOTE 9 – CONVERTIBLE NOTES PAYABLE AND LOAN PAYABLE

Convertible notes payable consisted of the following as of October 31, 2014 and July 31, 2014, respectively:

	October 31,	July 31,
	2014	2014

$250,000 face value, issued on September 27, 2013, interest rate of 10%, matures on September 27, 2015.	$250,000	$250,000
$125,000 face value, issued on October 18, 2013, interest rate of 10%, matures on October 18, 2015.	125,000	125,000
$150,000 face value, issued on November 22, 2013, interest rate of 10%, matures on November 22, 2015.	150,000	150,000
$78,500 face value, of which, $42,000 was converted, issued on January 14, 2014, interest rate of 8% and a default rate of 22%, matures on October 14, 2014, net of unamortized discount of $0 and $48,741 as of October 31, 2014 and July 31, 2014.	36,500	29,759
$53,000 face value, issued on March 19, 2014, interest rate of 8%, matures on December 26, 2014, net of unamortized discount of $23,098 and $39,087 as of October 31, 2014 and July 31, 2014.	29,902	13,913
$63,000 face value, issued on May 15, 2014, interest rate of 8%, matures on February 2, 2015, net of unamortized discount of $37,265 and $47,673 as of October 31, 2014 and July 31, 2014.	25,735	15,327
Total convertible notes payable – non-related parties	617,137	583,999
Less current portion	546,658	58,999
Convertible notes payable, long-term	$70,479	$525,000

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

On September 24, 2014, Asher converted $15,000 of principal related to the January 14, 2014, convertible note into 583,658 shares of the Company's common stock at $0.0257 per share.

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

As of October 31, 2014 and July 31, 2014, the Company estimated the fair market value of the derivative liability to be $139,409 and $177,907, with a change in fair value of $0, respectively. For the three months ended October 31, 2014 and 2013, the Company recorded $71,122 and $0 in amortization related to the discount on the note to interest expense and $4,016 and $0 in interest related to the three conversions of the Asher note. See note 12.

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

At October 31, 2014 and July 31, 2014, the Company has a full valuation allowance against its deferred tax assets as it believes it is more likely than not that these benefits will not be realized.

The Company files income tax returns in the U.S. federal tax jurisdiction and state of Utah tax jurisdiction. The tax year for 2014 remains open for federal and/or state tax jurisdictions.

NOTE 11 – STOCK TRANSACTIONS

As of October  31, 2014 and July 31, 2014, the Company has 750,000,000 shares of common stock authorized with a par value of $.001, and 54,023,354 and 51,151,766 shares of common stock issued and outstanding, respectively.

During the three months ended October 31, 2014, the Company issued 607,554 shares of common stock as part of the Equity Purchase Agreement described below for cash for $37,990. The Company also issued 2,271,558 shares of common stock related to the three conversions of the Asher note for $42,000 in principal. The first conversion was for $15,000 of principal for 583,658 shares of the Company's common stock at $0.0257 per share, an additional $15,000 of principal was converted into 810,811 shares of the Company's common stock at $0.0185 per share, and the final conversion was for an additional $12,000 of principal into 869,565 shares of the Company's common stock at $0.0138 per share.

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

As of October 31, 2014, 2,107,554 shares have been issued under the Equity Purchase Agreement.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has one liability measured at fair value on a recurring basis, which consists of a derivative liability on certain convertible notes payable (see note 11). As of October 31, 2014 this derivative liability had an estimated fair value of $139,409. The Company has no assets that are measured at fair value on a recurring basis.

The following table presents information about our derivative liability, which was our only financial instrument measured at fair value on a recurring basis using significant inputs other than level one inputs that are either directly or indirectly observable (Level 2) as of October 31, 2014:

Balance at July 31, 2014	$177,907
Conversions	(34,480)
Total (gains) losses included in earnings	(4,018)
Issuances	-

Balance at July 31, 2014	$139,409

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

July 31,
2014
Expected term in years	0-.26 years
Risk-free interest rates	0.01-0.11%
Volatility	194 -202%
Dividend yield	0%

In addition to the assumptions above, the Company also takes into consideration whether or not the Company would participate in another round of financing and if that financing is registered or not and what that stock price would be for the financing at that time. The Company will continue to adjust the derivative liability for changes in fair value until the notes matured on October 14, 2014, and mature on December 26, 2014 and February 2, 2015.

NOTE 13 – INDUSTRY SEGMENT, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

Geographic Sales Regions

We currently sell and distribute our products four geographic regions: North Asia, Greater China, South Asia/Pacific, Europe, Middle East, and Americas. The following table sets forth the revenue for each of the geographic regions for the three months ended October 31, 2014 and 2013:

	Periods Ended October 31,
	2014		2013

Americas	$363,088	56.62%	$690,753	87.06%
Europe	-	-	-	-
Greater China	152,105	23.72	19,532	2.45
Middle East	46	0.01	-	-
North Asia	2,020	0.32	-	-
South Asia/Pacific	123,978	19.33	83,211	10.49
	$641,237	100.00%	$793,496	100.00%

The table below lists our equipment, net, by geographic area for the three months ended October 31, 2014 and 2013:

	Periods Ended October 31,
	2014		2013

Americas	$13,832	100.00%	$16,355	100.00%
Europe	-	-	-	-
Greater China	-	-	-	-
Middle East	-	-	-	-
North Asia	-	-	-	-
South Asia/Pacific	-	-	-	-
	$13,832	100.00%	$16,355	100.00%

The table below lists revenue generated by each of the Company's product lines during the years ended three months ended October 31, 2014 and 2013:

	Periods Ended October 31,
	2014		2013

Product Sales	$634,661	98.97%	$784,711	98.89%
NBA Services	6,576	1.03	8,785	1.11
Educational Services	-	-	-	-
	$641,237	100.00%	$793,496	100.00%

Significant Customers

Three of our customers make up approximately 37.57% of our total sales for three months ending October 31, 2014, as compared to one customer making up approximately 43.10% of our total sales for the same period in 2013.

NOTE 14 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through December 19, 2014, which is the date the financial statements were available to be issued. The Company identified the following subsequent events through December 19, 2014:

On November 14, 2014, Asher converted an additional $15,000 of principal related to the January 14, 2014, convertible note, into 931,677 shares of the Company's common stock at $0.0161 per share. The remaining principal balance due after the conversion was $21,500.

On December 8, 2014, Asher converted an additional $12,500 of principal related to the January 14, 2014, convertible note, into 1,041,667 shares of the Company's common stock at $0.012 per share. The remaining principal balance due after the conversion was $9,000.

On December 2, 2014, the Company entered into a collateralized secured convertible promissory note with LG Capital Funding, LLC ("LG"), a New York limited liability company, for an 8% convertible promissory note with an aggregate principal amount of $73,500, which together with any unpaid accrued interest is due on December 2, 2015. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder's option 180 days from inception at a variable conversion price calculated as 58% of the average of the lowest three closing bid prices during the ten trading day period ending on the conversion date. This note was funded on December 10, 2014, when the Company received cash in the amount of $70,000, with the remaining $3,500 being used for LG's legal and other origination expenses.  On December 2, 2014, the Company also entered into a second $73,500 convertible promissory note with LG on the same terms as the first note and due on December 2, 2015, which has not yet been funded.  This note is collateralized by a secured promissory note issued by LG to the Company for $73,500, due on August 2, 2015, and accruing interest at the rate of 8% per annum.

On December 2, 2014, the Company entered into a collateralized secured convertible promissory note with Typenex Co-Investment, LLC ("Typenex"), a Utah limited liability company, for an 10% convertible promissory note with an aggregate principal amount of $224,000, of which the company is to assume $20,000 in original interest discount ("OID") and legal fees and other expenses of Typenex totaling $4,000, which together with any unpaid accrued interest is due on September 10, 2016. The note is to be issued in tranches with an initial tranche of $59,000, of which the company received $50,000 on December 10, 2014, with the remaining $4,000 being used for legal and other expenses of Typenex and the Company assuming $5,000 in OID. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at a variable conversion price calculated as 58% of the average of the lowest three closing bid prices during the ten trading day period ending on the last complete trading day prior to the conversion date. The remaining three tranches of $55,000 of funding to the Company under the note will consist of $50,000 in principal and the $5,000 in OID, which have not yet been funded, and shall correspond to three $50,000 promissory notes issued by Typenex in favor of the Company, accruing interest at 8% per annum and maturing on September 2, 2016.

In conjunction with the Company's convertible note issued to Typenex and Typenex's three promissory notes issued to the Company for the three additional tranches of funding to the Company, the Company issued four warrants for a total number of shares equal to $112,000 ($29,500 for the first warrant corresponding to funding on December 10, 2014, and $27,500 for the other three warrants corresponding to the future tranches of funding by Typenex to the Company) divided by the conversion market price in the Typenex convertible note. The warrants have an exercise price of $0.06, subject to adjustment, and expire on December 2, 2019. Each of the warrants are only exerciseable after the corresponding tranche of funding by Typenex to the company has been paid. Therefore, the first warrant is currently exerciseable, but the other three warrants are not.

On December 2, 2014, the Company entered into a convertible promissory note with JMJ Financial, a Nevada sole proprietorship ("JMJ"), with a face amount of $350,000, of which the company is to assume $35,000 in original interest discount ("OID"), which together with any unpaid accrued interest is due on Dec 2, 2016.  The note is to be funded by JMJ at its discretion, and the initial tranche was funded on December 16, 2014, when the Company received cash in the amount of $55,000. The note balance funded (plus a pro rata portion of the OID) together with any unpaid accrued interest is convertible into shares of common stock at a variable conversion price calculated as 65% of the average of the lowest trade price during a 25-day period ending on the last complete trading day prior to the conversion date.

On December 12, 2014, the Company settled its related party note payable in the amount of $35,036 with a Company director in exchange for $30,000 cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our financial statements for the three-month periods ended October 31, 2014 and 2013.

	The Three Months Ended
	October 31,
	2014	2013

Revenues	$641,237	$793,496
Cost of Sales	$(299,670)	$(636,540)
Operating Expenses	$(290,132)	$(377,147)
Change in fair value of derivative	$-	$-
Interest Expense	$(90,591)	$(8,505)
Net Income (Loss)	$(39,156)	$(228,696)

Our operating results for the three-month periods ended October 31, 2014 and 2013, are summarized as follows:

Revenues and Cost of Sales

Our business model currently generates revenues from two primary sources:
1)	Product sales: 98.97% and 98.89% for the three months ended October 31, 2014 and 2013, respectively; and
2)	Nutritional Blood Analysis (NBA) services: 1.03% and 1.11% for the three months ended October 31, 2014 and 2013, respectively.

Our revenues from product sales decreased from $784,711 in the three months ended October 31, 2013, to $634,661 in the three months ended October 31, 2014, a decrease of 19.12% totaling $150,050. The decrease was due to a decrease in product sales with loss of our larger customers. The revenues from NBA services decreased from $8,785 in the three months ended October 31, 2013, to $6,576 in the three months ended October 31, 2014, a decrease of $2,209. The decrease was due to the Company decreasing its efforts in NBA activity in the three months ended October 31, 2014.

Revenues derived from sales in the Americas totaled $363,088, or 56.62%, in the three months ended October 31, 2014, as compared to $690,753, or 87.06%, in the three months ended October 31, 2013. Revenues derived from sales outside of the Americas totaled $278,149, or 43.38%, in the three months ended October 31, 2014, as compared to $102,743, or 12.95%, in the three months ended October 31, 2013.

Revenues derived from product sales totaled $634,661, or 98.97%, in the three months ended October 31, 2014, as compared to $784,711, or 98.89%, in the comparable period in 2013. The company also derived revenue from NBA services in the amount of $6,576, or 1.03%, in the three months ended October 31, 2014 as compared to $8,785, or 1.11%, in the three months ended October 31, 2013. The company did not derive revenues from educational services in 2014 or 2013.

Our cost of sales decreased from $636,540 in the three months ended October 31, 2013, to $299,670 in the three months ended October 31, 2014, a decrease of 52.92% totaling $336,870. The decrease directly relates to the decrease in product sales in 2014 and lost of the larger customers with lower profit margins.

Interest expense increased from $8,505 in the three months ended October 31, 2013, to $90,591 in the three months ended October 31, 2014, an increase of 965.15% totaling $82,086. The increase is due to the Company entering into two convertible notes at end of the current quarter in 2013 and entering into three convertible notes during the following quarters of the fiscal year ending July 31, 2014.

Three of our customers make up approximately 37.57% of our total sales for three months ending October 31, 2014, as compared to one customer making up approximately 43.10% of our total sales for the same period in 2013, and three of our suppliers make up approximately 71.07% and 92.70% of our total purchases for the three months ending October 31, 2014 and 2013. While we have had simple purchase orders with this customer and these suppliers in the past (for quantities of our supplements and supplement ingredients at various prices and negotiated on a case-by-case basis), we do not have and have never had production or supply agreements with this customer or these suppliers, we do not have purchase or supply agreements with this customer or these suppliers governing future orders, and were we to lose this customer or these suppliers, our business would be harmed. Our revenues would significantly decline were we to lose this customer, and our cost of goods sold would increase were we to lose these suppliers.

Expenses

Our operating expenses for the three months ended October 31, 2014 and 2013, are outlined in the table below:

	The Three Months Ended
	October 31,
	2014	2013

General and administrative	$63,785	$85,981
Advertising and marketing	$24,771	$27,042
Professional fees	$59,269	$137,932
Research and development	$-	$31,617
Salaries and wages	$142,307	$94,575

Our total operating expenses for the three months ended October 31, 2013, were $290,132, as compared to $377,147 for the comparable period in 2013, a decrease of 23.07% totaling $87,015.  The decrease in operating expenses during the three months ended October 31, 2014 as compared to the same period in 2013 was due to a decrease in research and development, general and administrative, and professional expenses, coinciding with an increase in salaries and wages.

General and administrative expense decreased from $85,981 in the three months ended October 31, 2013, to $63,785 in the comparable period in 2014, a decrease of 25.82% totaling $22,196.  The decrease is due mostly to a decrease in office expenses, supplies, and travel costs in the three months ended October 31, 2014 compared to the same period in 2013.

Advertising and marketing expense decreased from $27,042 in the three months ended October 31, 201,3 to $24,771 in the comparable period in 2014, a decrease of 8.40% totaling $2,271.  The decrease is due to the Company decreasing their efforts in the three months ended October 31, 2014, compared to the same period in 2013.

Research and development expense decreased as a result of the Company funding a large clinical study on the effects of the patented AES™ in 2013, which did not occur in 2014, which decreased research and development expense from $31,617 in the three months ended October 31, 2013, to $0 in the same period in 2014.

Professional fees decreased from $137,932 in the three months ended October 31, 2013, to $59,269 in the three months ended October 31, 2014, a decrease of 57.03% totaling $78,663.  The decrease is due to the Company incurring increased legal and accounting expenses as a result of becoming a public company in 2013.

Salaries and wages expenses increased from $94,575 in the three months ended October 31, 2013, to $142,307 during the same period in 2014, an increase of 50.47% totaling $47,732. The increase is due to two of the Company's employee's resigning their positions on October 3, 2013. The Company hired an additional employee to fill the positions vacated by the resigning employees and increased salaries in the current period.

Equity Compensation

None.

Liquidity and Financial Condition

Working Capital
	October 31,	July 31,
	2014	2014

Current Assets	$466,578	$531,825
Current Liabilities	$1,556,381	$1,235,919
Working Capital (deficit)	$(1,089,803)	$(704,094)

Cash Flows
	The Three Months Ended
	October 31,
	2014	2013

Net (Loss)	$(39,156)	$(228,696)

Net Cash Provided by (Used in) Operating Activities	$(20,714)	$(72,799)
Net Cash Provided by (Used in) Investing Activities	$-	$-
Net Cash From Financing Activities	$24,563	$370,670
Increase in Cash during the Period	$3,849	$297,871
Cash and Cash Equivalents, End of Period	$83,084	$309,000

The Company had current assets of $466,578 during the three months ended October 31, 2014, as compared to $531,525 as of July 31, 2014; the decrease is mostly due to the Company's decrease in inventory, partially offset by an increase in cash and cash equivalents and accounts receivable. Accounts receivable increased because the company was restructuring its collections process during the first quarter and now has them operating more efficiently for the second quarter.  The Company had current liabilities of $1,556,381 during the three months ended October 31, 2014, as compared to $1,235,919 as of July 31, 2014. The increase is mainly due to an increase in current portions of long-term liabilities as the notes are closer to maturity. The change is offset by decreases in accounts payable and accrued expenses, lines of credit, related party payable and notes payable due to the Company paying down balances in the current period and a decrease in note derivative liability due to the current valuation of the derivative instruments. The Company has incurred cumulative losses since inception of $4,796,789. As of October 31, 2014, the Company had a working capital deficit of 1,089,803 due to a decrease in cash from sales during the three months ended October 31, 2014, as compared to the same period in 2013.

Cash from operating activities increased to ($20,714) during the three months ended October 31, 2014, as compared to ($72,799) in the comparable period in 2013. The increase was mostly due to changes in net income (loss), amortization of debt discount, accounts receivable, inventory, unearned revenue and accounts payable.

Cash from financing activities decreased to $24,563 during the three months ended October 31, 2014, as compared to 370,670 in the comparable period in 2013. The decrease was mostly due to an increase in borrowing under convertible notes in 2013, which did not occur in the current period, partially offset by an increase in proceeds from sale of common stock.

Cash used in investing activities were $0 during the three months ended October 31, 2013, and in the same period in 2014. The Company did not have any activity in either prior.

The future of the Company as an operating business will depend on its ability to obtain sufficient capital contributions and/or financing as may be required to sustain its operations. Management's plan to address these issues includes a continued exercise of cost controls to conserve cash and obtaining additional debt and/or equity financing.

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

As of October 31, 2014, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months. We anticipate substantial increases in our cash requirements which will require additional capital to be generated from the sale of Common Stock, the sale of Preferred Stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital. In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations. Failure to obtain additional financing would have a material adverse effect on our business operations.  There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

Although the Company intends to engage in a subsequent equity offering of its securities to raise additional working capital for operations, the Company has no firm commitments for any additional equity funding at the present time. Insufficient financial resources may require the Company to delay or eliminate all or some of its development, marketing and sales plans, which could have a material adverse effect on the Company's business, financial condition and results of operations. There is no certainty that the expenditures to be made by the Company will result in a profitable business proposed by the Company.

Subsequent Events

On November 14, 2014, Asher converted an additional $15,000 of principal related to the January 14, 2014, convertible note, into 931,677 shares of the Company's common stock at $0.0161 per share. The remaining principal balance due after the conversion was $21,500.

On December 8, 2014, Asher converted an additional $12,500 of principal related to the January 14, 2014, convertible note, into 1,041,667 shares of the Company's common stock at $0.012 per share. The remaining principal balance due after the conversion was $9,000.

On December 2, 2014, the Company entered into a collateralized secured convertible promissory note with LG Capital Funding, LLC ("LG"), a New York limited liability company, for an 8% convertible promissory note with an aggregate principal amount of $73,500, which together with any unpaid accrued interest is due on December 2, 2015. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder's option 180 days from inception at a variable conversion price calculated as 58% of the average of the lowest three closing bid prices during the ten trading day period ending on the conversion date. This note was funded on December 10, 2014, when the Company received cash in the amount of $70,000, with the remaining $3,500 being used for LG's legal and other origination expenses.  On December 2, 2014, the Company also entered into a second $73,500 convertible promissory note with LG on the same terms as the first note and due on December 2, 2015, which has not yet been funded.  This note is collateralized by a secured promissory note issued by LG to the Company for $73,500, due on August 2, 2015, and accruing interest at the rate of 8% per annum.

On December 2, 2014, the Company entered into a collateralized secured convertible promissory note with Typenex Co-Investment, LLC ("Typenex"), a Utah limited liability company, for an 10% convertible promissory note with an aggregate principal amount of $224,000, of which the company is to assume $20,000 in original interest discount ("OID") and legal fees and other expenses of Typenex totaling $4,000, which together with any unpaid accrued interest is due on September 10, 2016. The note is to be issued in tranches with an initial tranche of $59,000, of which the company received $50,000 on December 10, 2014, with the remaining $4,000 being used for legal and other expenses of Typenex and the Company assuming $5,000 in OID. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at a variable conversion price calculated as 58% of the average of the lowest three closing bid prices during the ten trading day period ending on the last complete trading day prior to the conversion date. The remaining three tranches of $55,000 of funding to the Company under the note will consist of $50,000 in principal and the $5,000 in OID, which have not yet been funded, and shall correspond to three $50,000 promissory notes issued by Typenex in favor of the Company, accruing interest at 8% per annum and maturing on September 2, 2016.

In conjunction with the Company's convertible note issued to Typenex and Typenex's three promissory notes issued to the Company for the three additional tranches of funding to the Company under the Typenex convertible note, the Company issued four warrants for a total number of shares equal to $112,000 ($29,500 for the first warrant corresponding to funding on December 10, 2014, and $27,500 for the other three warrants corresponding to the future tranches of funding by Typenex to the Company) divided by the conversion market price in the Typenex convertible note. The warrants have an exercise price of $0.06, subject to adjustment, and expire on December 2, 2019. Each of the warrants are only exerciseable after the corresponding tranche of funding by Typenex to the company has been paid. Therefore, the first warrant is currently exerciseable, but the other three warrants are not.

On December 2, 2014, the Company entered into a convertible promissory note with JMJ Financial, a Nevada sole proprietorship ("JMJ"), with a face amount of $350,000, of which the company is to assume $35,000 in original interest discount ("OID"), which together with any unpaid accrued interest is due on December 2, 2016.  The note is to be funded by JMJ at its discretion, and the initial tranche was funded on December 16, 2014, when the Company received cash in the amount of $55,000. The note balance funded (plus a pro rata portion of the OID) together with any unpaid accrued interest is convertible into shares of common stock at a variable conversion price calculated as 65% of the average of the lowest trade price during a 25-day period ending on the last complete trading day prior to the conversion date.

On December 12, 2014, the Company settled its related party note payable in the amount of $35,036 with a Company director in exchange for $30,000 cash, and the settlement released the Company from all obligations to pay royalty payments in connection with sales of a product line.

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

Our significant accounting policies are summarized in Note 2 of our financial statements included in the Company's Current Reports on Form 10-K filed on November 12, 2014.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our results of operations, financial position, or liquidity for the periods presented in this report.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the quarter ending October 31, 2014, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended October 31, 2014, the Company issued 2,271,558 shares of common stock to Asher Enterprises, Inc. ("Asher") related to three conversions by Asher of the convertible promissory note dated January 14, 2014, for a total of $42,000 in principal. The first conversion was for $15,000 of principal for 583,658 shares of the Company's common stock at $0.0257 per share, an additional $15,000 of principal was converted into 810,811 shares of the Company's common stock at $0.0185 per share, and the final conversion was for an additional $12,000 of principal into 869,565 shares of the Company's common stock at $0.0138 per share.  The issuances of these shares were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as there was no general solicitation, and the transactions did not involve a public offering.

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

10.1	License Agreement with Tracy Gibbs for US Patent Number 7,235,390 B2, dated June 14, 2007 (incorporated by reference to our Amendment No. 2 to Current Report on Form 8-K/A filed on December 12, 2013)
10.2	Employment Agreement with Nathan Jenson, dated May 14, 2012 (incorporated by reference to our Amendment No. 2 to Current Report on Form 8-K/A filed on December 12, 2013)
10.3	Office Lease Agreement with Unity Investments, LLC (incorporated by reference to our Amendment No. 2 to Current Report on Form 8-K/A filed on December 12, 2013)
10.4	License and Distribution Agreement with Nutriband USA, LLC, dated March 10, 2013 (incorporated by reference to our Amendment No. 2 to Current Report on Form 8-K/A filed on December 12, 2013)
10.5	License Agreement with Gennesar Nutraceuticals, LLC d/b/a Genesar Nutraceuticles (incorporated by reference to our Current Report on Form 8-K filed on November 26, 2013)
10.6	Amended License Agreement with Gennesar Nutraceuticals, LLC d/b/a Genesar Nutraceuticles (incorporated by reference to our Annual Report on Form 10-K filed on November 13, 2014)
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

Nutranomics, Inc.

Date: December 22, 2014	By:	/s/ Michael Doron
Michael Doron
Chief Executive Officer
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 22, 2014	/s/ Michael Doron
Michael Doron, Chief Executive Officer, Chief Financial Officer, and Director
Date: December 22, 2014	/s/ Tracy Gibbs
Tracy Gibbs, Director