Form 10-Q
period 2015-01-31
NUTRANOMICS, INC.
filed 2015-03-23
CIK 1451433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2015

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

As of March 19, 2015, the issuer had 157,614,054 issued and outstanding shares of common stock, par value of $0.001.

NUTRANOMICS, INC.
FORM 10-Q

For the Quarterly Period Ended January 31, 2015

Index
PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

HEALTH EDUCATION CORPORATION
d.b.a NUTRANOMICS, INC.
Consolidated Balance Sheets

ASSETS

	January 31,	July 31,
	2015	2014
CURRENT ASSETS	(Unaudited)

Cash and cash equivalents	$152,680	$79,235
Accounts receivable, net of allowance	78,995	152,879
Prepaid expenses	2,642	4,516
Other current assets	24,787	23,254
Inventory	179,844	271,941

Total Current Assets	438,948	531,825

PROPERTY & EQUIPMENT, net	12,090	16,355

INTANGIBLES, net	614,393	-

OTHER ASSETS

Rent deposit	2,000	2,000
Total Assets	$1,067,431	$550,180

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$532,403	$518,890
Lines of credit	38,764	33,098
Convertible notes payable-current portion	536,458	58,999
Loan payable-current portion	52,873	51,071
Note Derivative Liability	273,084	177,907
Warrant Liability	79,353	-
Related party payable	18,482	21,083
Related party notes payable	-	36,608
Unearned revenue	233,259	338,263

Total Current Liabilities	1,764,676	1,235,919

LONG-TERM LIABILITIES

Convertible notes payable	105,980	525,000
Loan payable	136,745	157,830

Total Liabilities	2,007,401	1,918,749

STOCKHOLDERS' DEFICIT

Common stock; par value of $.001, 750,000,000 shares authorized; 151,877,817 and 51,151,766 shares issued and outstanding at January 31, 2015 and July 31, 2014, respectively	151,879	51,153
Additional paid in capital	4,649,056	3,337,911
Accumulated deficit	(5,740,796)	(4,757,633)
Accumulated Other Comprehensive Income	(108)	-
Total Stockholders' Deficit	(939,969)	(1,368,569)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,067,431	$550,180

The accompanying notes are an integral part of these consolidated financial statements.

Index
HEALTH EDUCATION CORPORATION
d.b.a NUTRANOMICS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	Jan 31,		Jan 31,
	2015	2014	2015	2014

REVENUES	$271,474	$433,483	$912,696	$1,226,979
COST OF SALES	162,459	262,857	462,327	899,397

	109,014	170,626	450,369	327,582

OPERATING EXPENSES

General and administrative	84,692	127,074	179,043	240,097
Professional fees	145,137	454,221	198,398	592,153
Research and development	93	-	93	31,617
Salaries and wages	649,264	519,531	791,571	614,106

Total Operating Expenses	879,186	1,100,826	1,169,105	1,477,973

OPERATING (LOSS)	(770,172)	(930,200)	(718,736)	(1,150,391)

OTHER INCOME (EXPENSE)

Other income	3,989	-	-	-
Loss on settlement of fraudulent activity	-	(37,300)	-	(37,300)
Change in Fair Value of Derivative	16,573	617	16,573	617
Interest expense	(194,398)	(30,396)	(281,000)	(38,901)

Total Other Income (Expense)	(173,836)	(67,079)	(264,427)	(75,584)

NET (LOSS) BEFORE INCOME TAXES	(944,008)	(997,279)	(983,163)	(1,225,975)
Provision for income taxes	-	-	-	-

NET (LOSS)	$(944,008)	$(997,279)	$(983,163)	$(1,225,975)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.02)	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	59,422,462	46,658,736	57,720,992	41,583,493

Weighted Average Shares Outstanding - Basic and Diluted	59,422,462	46,658,736	57,720,992	41,583,493

NET INCOME (LOSS)	(944,008)	(997,279)	(983,163)	(1,225,975)
Foreign Currency Translation	(108)	-	(108)	-
TOTAL COMPREHENSIVE INCOME (LOSS)	(944,116)	(997,279)	(983,271)	(1,225,975)

The accompanying notes are an integral part of these consolidated financial statements.

Index
HEALTH EDUCATION CORPORATION
d.b.a NUTRANOMICS, INC.
Consolidated Statements of Stockholders' Deficit

	-					Total
	Common Stock		Additional Paid	Accumulated	Accumulated Other	Stockholders'
	Shares	Amount	in Capital	Deficit	Comprehensive Income	(Deficit)

Balance, July 31, 2013	25,005,544	$25,006	$2,271,519	$(2,585,391)	$-	$(288,866)

Common stock issued for merger	21,500,000	21,500	(20,100)	-		1,400

Common stock issued for cash	1,500,000	1,500	91,912	-		93,412

Common stock issued for services	2,429,555	2,430	805,422	-		807,852

Common stock issued for prepaid services	716,667	717	189,158	-		189,875

Net loss for the year ended July 31, 2014	-	-	-	(2,172,242)		(2,172,242)

Balance, July 31, 2014	51,151,766	$51,153	$3,337,911	$(4,757,633)	$-	$(1,368,569)

Common stock issued for cash	600,000	600	37,390	-		37,990

Common Stock issued for acquisition	47,290,201	47,291	567,481	-		614,772

Common stock issued for services	43,425,743	43,425	521,110	-		564,535

Common stock for conversion of convertible note principal	9,410,107	9,410	92,229	-		101,639

Conversion of derivative liability	-	-	92,935	-		92,935

Other Comprehensive Income: Foreign Currency Items	-	-	-	-	(108)	(108)

Net loss for the period ended January 31, 2015	-	-	-	(983,163)	-	(983,163)

Balance, January 31, 2015	151,877,817	$151,879	$4,649,056	$(5,740,796)	$(108)	$(939,969)

The accompanying notes are an integral part of these consolidated financial statements.

Index
HEALTH EDUCATION CORPORATION
d.b.a NUTRANOMICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended
	January 31,
	2015	2014
OPERATING ACTIVITIES
Net (Loss)	$(983,163)	$(1,225,975)
Adjustments to reconcile net (loss) to net cash from operating activities:
Allowance for bad debt	-	(5,772)
Gain (loss) on derivative	(16,581)	8,851
Amortization of debt discount	156,939	4,835
Short-term loan issued for professional fees	-	-
Depreciation expense	4,265	1,876
Share based compensation-common stock	564,533	715,680
Changes in operating assets and liabilities:
Accounts receivable	73,884	(26,700)
Other assets	612	(501)
Inventory	92,097	(20,070)
Deferred revenue	(105,004)	83,889
Accounts payable and accrued expenses	12,527	123,035
Net Cash (Used) From Operating Activities	(199,891)	(340,852)

INVESTING ACTIVITIES

Net Cash (Used) Investing Activities	-	-

FINANCING ACTIVITIES
Proceeds from related party payable	-	-
Repayments of related party payable	(2,601)	(825)
Proceeds from convertible debt	288,064	375,000
Repayment of loan payable	(19,283)	(7,321)
Proceeds from line of credit	-	6,000
Repayment of line of credit	5,666	(810)
Repayments of notes payable- related party	(36,608)	-
Effects of Exchange Rate from Cash	108
Sale of common stock	37,990	(1,374)
Net Cash (Used) From Financing Activities	273,336	370,670

Net Increase (Decrease) in Cash and Cash Equivalents	73,445	29,818

Cash and Cash Equivalents, Beginning of Period	79,235	11,129

Cash and Cash Equivalents, End of Period	$152,680	$40,947

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$8,398	$1,811
Income Taxes	$-	$-

Non-cash Investing and Financing activities:
Stock issued for conversion of Note	$101,639	$-
Debt Discount	$196,500	$78,500
Conversion of derivative feature	$92,935	$-
Stock issued for Acquisition of Nutribrand	$41,243	$-
Stock Issued for the Acquisition of AES	$573,529	$-
Stock Issued for Services	$564,535	$155,375

The accompanying notes are an integral part of these consolidated financial statements.

Index
HEALTH EDUCATION CORPORATION
d.b.a NUTRANOMICS, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
January 31, 2015

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

On January 26, 2015, Nutranomics, Inc. (the "Company") entered into a Share Exchange Agreement with Nutriband Ltd., an Irish private limited company ("Nutriband"), and its shareholders to acquire 100% of Nutriband in exchange for (1) the issuance of 3,172,554 shares of the Company's common stock to Nutriband's shareholder, Gareth Sheridan, and (2) the payment of a perpetual 10% royalty on gross global sales of all Nutriband products to the Nutriband shareholders.  This was a small immaterial subsidiary addition to the Company.

Index
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

As the Company has incurred losses for the six months ended January 31, 2015 and 2014, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of January 31, 2015, there were 77,732,923 anti-dilutive shares related to convertible notes based on their terms and conditions with none related to warrants.

Going Concern
The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has generally had net losses after consideration of income taxes. Further, the Company has negative working capital and insufficient cash flows from operation as of January 31, 2015, and does not have the requisite liquidity to pay its current obligations. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management will seek to increase revenues and reduce costs, while raising capital through the sale of its stock. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has considered the guidance regarding Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ASU 205-40 issued on Aug 28, 2014 and effective December 15, 2016 — that will explicitly require management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances.

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

Index
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

The Company's revenue recognition policy is in accordance with the requirements of Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition ("SAB 104"), and other applicable revenue recognition guidance under US GAAP. Sales revenue is recognized for our retail and wholesale customers when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured — generally when products are shipped to the customer and services are rendered, except in situations in which title passes upon receipt of the products by the customer. In this case, revenues are recognized upon notification that customer receipt has occurred. The Company accrues an estimated amount for sales returns and allowances related to defective or returned products at the time of sale based on its ability to estimate sales returns and allowances using historical information. For the six months ended January 31, 2015 and 2014, the Company calculated the amount to be less than 1% of sales so no allowance was accrued in either year. Shipping and handling fees and related freight costs and supplies associated with shipping products to customers are included as a component of cost of sales. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

Unearned Revenues consist of cash received in advance for products to be delivered at a future date. The Company records the payments received as a liability until the products are delivered. The Company recorded unearned revenue of $233,259 and $338,263 as of January 31, 2015 and July 31, 2014, respectively.

Index
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

NOTE 4 – LEASES

The Company leases a 3,000 square foot office in the Draper, Utah, that serves as its principal executive offices, which lease was renewed on December 15, 2014, for 2 years. Pursuant to the lease, the rent for the six months ended January 31, 2015 and 2014, totaled $24,300 and $24,040, respectively.

The Company has three separate subleases for three rooms totaling 1,500 square feet of their Draper office space to three individuals on a month-to-month basis. The Company terminated two subleased rooms in September 2013 and terminated the remaining sublease room in October 2013. The monthly rent received on the sublease agreements, for the six months ended January 31, 2015 and 2014 totaled $0 and $1,850, respectively.

The Company leased certain machinery and equipment in 2013 and 2012 under an agreement that is classified as an operating lease. The lease expired on July 15, 2013, and is now leased on a month-to-month basis. Rent expense under the operating lease totaled $2,058 and $2,189 for the six months ended January 31, 2015 and 2014, respectively.

The future minimum lease payments required under the operating leases as of January 31, 2015, are as follows:

Amount
2015	$39,000
2016	40,500
2017	-
2018	-
Thereafter	-
Total lease obligations	$79,500

NOTE 5 – RELATED PARTY NOTES PAYABLE

In January 2012, the Company entered into a two year, zero percent note with an 8% imputed interest rate with a director in the amount of $150,000, with an initial maturity date of December 31, 2014, and relating to which the Company agreed to pay royalty payments in connection with sales of a certain product line. As of July 31, 2014, the balance on the related party note payable was $36,608.  On December 12, 2014, the Company settled the related party note payable in the amount of $35,036 with the Company director in exchange for $30,000 cash.

Index
NOTE 6 – RELATED PARTY PAYABLE

Related party payables consist of payments made by a director through credit cards and use of a personal line of credit used to pay expenses on behalf of the Company. During the six months ended January 31, 2015 and 2014, the director lent $0 and $0, and the Company made payments of 2,954 and $1,603, respectively, to reimburse the director. As of January 31, 2015 and July 31, 2014, the Company owed a total of $18,482 and $22,911 in related party payables to the director.

NOTE 8 – LINES OF CREDIT AND LOAN PAYABLE

The Company maintains a Line of Credit with Key Bank (the "Lender"). The Line of Credit was opened on August 28, 2012, with an available $250,000 to be drawn on for one year, not to exceed the principal amount ("draw period"). Once the draw period is completed, advances will no longer be permitted and the Company shall repay the principal and interest outstanding, over 5 years ("repayment period"). The repayment period begins August 28, 2013, after which a minimum monthly payment amount will be determined. The initial interest rate is 5.210%, and is variable. The variable interest rate is based on an independent index which is the "prime rate" as published each business day in the "Money Rates" column of the Wall Street Journal. Interest on the note is computed on a 365/365 simple interest basis, using 1.960% points over the index. The Lender executed a commercial security agreement. With this agreement, the Lender is entitled to a security interest in the Company's inventory, chattel paper, accounts receivable and general intangibles. In August 2013, the line of credit was converted into a note, and the Company is no longer able to borrow any additional funds. Under the new terms of the note, the note has a face value of $250,000 that matures on September 1, 2018, with an interest rate of prime plus 1.960%, and as of the date of the note, the interest rate was 5.21%. The note has minimum monthly payments of $4,745 which started on October 1, 2013. The balance outstanding on this note and line of credit as of January 31, 2015 and July 31, 2014, was $189,618 and $208,901, respectively. As of January 31, 2015, the Company has made $60,382 in principal repayments. The Lender allowed the Company to absorb a prior $50,000 note into the note, not affecting the repayment date. The Company did incur issuance costs of $4,037, which were expensed upon occurrence.

Loans payable consisted of the following as of January 31, 2015 and July 31, 2014:

Loan Payable
	January 31,	July 31,
	2015	2014

$250,000 face value, converted from a LOC on August 28, 2013, interest rate of 5.21%, matures on September 1, 2018.	$189,618	$208,901
$50,000 face value, issued on December 9, 2013, with no interest rate, matured and was paid in full on May 31, 2014.	-	-
Total Loan payable	189,618	208,901
Less current portion	52,873	51,071
Loan payable, long-term	$136,745	$157,830

Index
In 1998, the Company entered into a line of credit with Zions Bank ("Lender") with a credit limit of $40,000. The line bears a compounding per annum fixed interest rate of 5.25%. As of January 31, 2015 and July 31, 2014, the Company owed $38,764 and $33,098 in principal, respectively. The Lender executed a commercial security agreement. With this agreement, the Lender is entitled to a security interest in the Company's inventory, chattel paper, accounts receivable and general intangibles. The Company did incur a setup fee, which has been fully amortized. There is no term limit on the line and the Company is allowed to draw up to its dollar limit.

NOTE 9 – CONVERTIBLE NOTES PAYABLE AND LOAN PAYABLE

Convertible notes payable consisted of the following as of January 31, 2015 and July 31, 2014, respectively:

Convertible Notes Payable
	January 31,	July 31,
	2015	2014

$250,000 face value, issued on September 27, 2013, interest rate of 10%, matures on September 27, 2015.	$250,000	$250,000
$125,000 face value, issued on October 18, 2013, interest rate of 10%, matures on October 18, 2015.	125,000	125,000
$150,000 face value, issued on November 22, 2013, interest rate of 10%, matures on November 22, 2015.	150,000	150,000
$78,500 face value, issued on January 14, 2014, interest rate of 8% and a default rate of 22%, matured on October 14, 2014, net of unamortized discount of $0 and $48,741 as of January 31, 2015 and July 31, 2014.	-	29,759
$53,000 face value, of which, issued on March 19, 2014, interest rate of 8% and a default rate of 22%, matured on December 26, 2014, net of unamortized discount of $0 and $39,087 as of January 31, 2015 and July 31, 2014.	33,000	13,913
$63,000 face value, issued on May 15, 2014, interest rate of 8%, matures on February 2, 2015, net of unamortized discount of $479 and $47,673 as of January 31, 2015 and July 31, 2014.	62,521	15,327
$73,500 face value, issued on December 2, 2014, interest rate of 8%, matures on December 2, 2015, net of unamortized discount of $61,305 and $0 as of January 31, 2015 and July 31, 2014.	12,195	-
$59,000 face value, issued on December 2, 2014, interest rate of 8%, matures on September 2, 2016, net of unamortized discount of $53,414, and $0 as of January 31, 2015 and July 31, 2014.	5,586	-
$65,000 face value, issued on December 16, 2014, interest rate of 0%, matures on December 16, 2016, net of unamortized discount of $60,865 and $0 as of January 31, 2015 and July 31, 2014.	4,135	-
Total convertible notes payable – non-related parties	642,437	583,999
Less current portion	536,458	58,999
Convertible notes payable, long-term	$105,980	$525,000

Index
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

Index
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

On May 15, 2014, the Company entered into a convertible promissory note with KBM for an 8% convertible promissory note with an aggregate principal amount of $63,000 which together with any unpaid accrued interest is due on February 2, 2015. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder's option 180 days from inception at a variable conversion price calculated as 58% of the Market Price, which means the average of the lowest three Trading Prices (defined as the closing bid prices) during the three trading day period ending on the last complete trading day prior to the conversion date with a floor of $.00005 as stated in the conversion feature. In May 2014, the Company received cash in the amount of $42,500, with the remaining $17,500 being used for legal fees. The Company analyzed the note on the issuance date on January 14, 2014. The Company determined that the variable conversion price and the floor exceeding the authorized number of shares results in the need for bifurcation into a separate derivative liability valued at fair market value. On May 15, 2014, the Company estimated the fair market value of the derivative liability associated with the bifurcated conversion feature to be $56,591 and a discount on the note of $56,591.

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

Index
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

On December 23, 2014, Asher converted an additional $12,500 of principal related to the January 14, 2014, convertible note, into 1,686,111 shares of the Company's common stock at $0.0072 per share. The remaining principal balance due after the conversion was $0.

On January 20, 2015, KBM converted $5,000 of principal related to the March 19, 2014, convertible note, into 892,857 shares of the Company's common stock at $0.0056 per share. The remaining principal balance due after the conversion was $48,000.

On January 26, 2015, KBM converted $15,000 of principal related to the March 19, 2014, convertible note, into 2,586,207 shares of the Company's common stock at $0.0140 per share. The remaining principal balance due after the conversion was $33,000.

As of January 31, 2015 and July 31, 2014, the Company estimated the fair market value of the derivative liability to be $273,084 and $177,907, with a change in fair value of $37,815, respectively. For the six months ended January 31, 2015 and 2014, the Company recorded $156,939 and $0 in amortization related to the discounts on the notes to interest expense and $7,158 and $0 in interest related to the six conversions of the Asher and KBM notes. See note 12. For the six months ended January 31, 2014 and 2015 total interest expense increased from $38,901 to $281,000, an increase of 622.35% totaling $242,099. The increase is due to the Company taking out five convertible notes in the current six month period.

Index
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

At January 31, 2015 and July 31, 2014, the Company has a full valuation allowance against its deferred tax assets as it believes it is more likely than not that these benefits will not be realized.

The Company files income tax returns in the U.S. federal tax jurisdiction and state of Utah tax jurisdiction. The tax years' for 2014, 2013, and 2012 remain open for federal and/or state tax jurisdictions.

NOTE 11 – STOCK TRANSACTIONS

As of January  31, 2015 and July 31, 2014, the Company has 750,000,000 shares of common stock authorized with a par value of $.001, and 151,877,817 and 51,151,766 shares of common stock issued and outstanding, respectively.

During the six months ended January 31, 2015, the Company issued 600,000 shares of common stock as part of the Equity Purchase Agreement described below for cash for $37,990.

During the six month period ended January 31, 2015, the Company issued 9,410,107 shares of common stock related to convertible notes.

The Asher convertible note issued January 14, 2014, for $78,500 in total principal was fully converted into common stock. The first conversion, on September 24, 2014, converted $15,000 of principal into 583,658 shares of the Company's common stock at $0.0257 per share. The second conversion, on October 2, 2014, converted an additional $15,000 of principal into 810,811 shares of the Company's common stock at $0.0185 per share. The third conversion, on October 9, 2014, converted an additional $12,000 of principal into 869,565 shares of the Company's common stock at $0.0138 per share. The fourth conversion, on November 14, 2014, converted an additional $15,000 of principal into 931,677 shares of the Company's common stock at $0.0521 per share. The fifth conversion, on December 12, 2014, converted an additional $12,500 of principal into 1,041,667 shares of the Company's common stock at $0.012 per share. The sixth conversion, on December 23, 2014, converted an additional $9,000 of principal plus $3,140 in accrued interest into 1,686,111 shares of the Company's common stock at $0.0072 per share. The remaining principal balance due after the December conversion was $0.

The KBM note issued on March 19, 2014, for $53,000 in principal had two principal conversions during the six months ended January 31, 2015, for a total of $20,000. The first conversion on January 20, 2015, converted $5,000 of principal into 892,857 shares of the Company's common stock at $0.0056 per share. The second conversion on January 26, 2015, converted an additional $15,000 in principal into 2,586,207 shares of the Company's common stock at $0.0058 per share.

During the six month period ended January 31, 2015, the Company also issued 90,715,944 shares of common stock for share-based compensation, acquisitions, and consulting services.

Index
On January 29, 2015, the Company completed the acquisitions of Nutriband and the AES™ intellectual property by issuing (1) 3,172,554 shares of the Company's common stock to the Nutriband seller, and (2) 44,117,647 shares of the Company's common stock to the family partnership of the Company's founder and director, Dr. Gibbs.

On January 29, 2015, the Company issued 5,000,000 shares of the Company's common stock to an entity controlled by Michael Doron, the Company's CEO and director, in consideration for Mr. Doron's previous appointment to the Company's Board of Directors.

On January 29, 2015, the Company issued 2,500,000 shares of the Company's common stock to an entity controlled by Mr. Doron in consideration for Mr. Doron's negotiation and closing of the Nutriband acquisition.

On January 29, 2015, the Company issued 30,157,463 shares of the Company's common stock to an entity controlled by Mr. Doron in satisfaction of the Company's obligations to Mr. Doron under the Company's employment contract with Mr. Doron.

On January 29, 2015, the Company issued 5,768,280 shares of the Company's common stock to an outside consultant for general business and marketing consulting services rendered during the quarter.

During the six months ended January 31, 2014, the Company issued 1,938,667 shares of Common Stock as share-based compensation to employees and non-employees valued at $715,680, based on the market price of the stock as of the applicable measurement date. The Company issued 416,667 shares of fully vested and nontransferable common stock as prepaid services over a six month period valued at $155,375 based on the market price as of the measurement date.

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

Index
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

As of January 31, 2015, 2,107,554 shares had been issued under the Equity Purchase Agreement.

NOTE 12 – DERIVATIVE LIABILITY

FASB ASC 820 defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FASB ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, with the first two inputs considered observable and the last input considered unobservable, that may be used to measure fair value as follows:

•	Level one -- Quoted market prices in active markets for identical assets or liabilities;\
•	Level two – Inputs, other than level one inputs, that are either directly or indirectly observable; and
•	Level three -- Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has one liability measured at fair value on a recurring basis, which consists of a derivative liability on certain convertible notes payable (see note 11). As of January 31, 2015 this derivative liability had an estimated fair value of $273,084. The Company has no assets that are measured at fair value on a recurring basis.

Index
The following table presents information about our derivative liability, which was our only financial instrument measured at fair value on a recurring basis using significant inputs other than level one inputs that are either directly or indirectly observable (Level 2) as of January 31, 2015:

Balance at July 31, 2014	$177,907
Conversions	(136,120)
Total (gains)losses included in earnings	37,815
Issuances	197,500

Balance at January 31, 2015	$273,084

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
2015
Expected term in years	0-.26 years
Risk-free interest rates	0.01-0.11%
Volatility	194 -202%
Dividend yield	0%

In addition to the assumptions above, the Company also takes into consideration whether or not the Company would participate in another round of financing and if that financing is registered or not and what that stock price would be for the financing at that time. The Company will continue to adjust the derivative liability for changes in fair value until the notes mature. The company had notes mature during the six months ended January 31, 2015 on October 14, 2014 and December 26, 2014.

NOTE 13 – INDUSTRY SEGMENT, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

Geographic Sales Regions

We currently sell and distribute our products six geographic regions: North Asia, Greater China, South Asia/Pacific, Europe, Middle East, and Americas. The following table sets forth the revenue for each of the geographic regions for the three and six months ended January 31, 2015 and 2014:

	Three Months Ended January 31,
	2015		2014

Americas	$144,706	53.31%	$293,025	67.60%
North Asia	9,818	3.62	26,794	6.18
Greater China	18,442	6.79	21,555	4.97
South Asia/Pacific	97,324	35.85	92,109	21.25
Europe	1,169	0.43	-	-
	$271,459	100.00%	$433,483	100.00%

	Six Months Ended January 31,
	2015		2014

Americas	$507,794	55.64%	$983,778	80.18%
North Asia	11,838	1.30	26,794	2.18
Greater China	170,547	18.69	41,087	3.35
Middle East	46	0.01	-	-
South Asia/Pacific	221,302	24.25	175,320	14.29
Europe	1,169	0.13	-	-
	$912,696	100.00%	$1,226,979	100.00%

The table below lists our equipment, net, by geographic area for the three and six months ended January 31, 2015 and 2014:

	Three and Six Months Ended January 31,
	2015		2014

Americas	$12,090	100.00%	$18,606	100.00%
North Asia	-	-	-	-
Greater China	-	-	-	-
Middle East	-	-	-	-
South Asia/Pacific	-	-	-	-
Europe	-	-	-	-%
	$12,090	100.00%	$18,606	100.00

Index
The table below lists revenue generated by each of the Company's product lines during the three and six months ended January 31, 2015 and 2014:

	Three Months Ended January 31,
	2015		2014

Product Sales	$270,577	99.67%	$430,879	99.40%
NBA Services	897	0.33	2,604	0.60
Educational Services	-	-	-	-
	$271,474	100.00%	$433,483	100.00%

	Six Months Ended January 31,
	2015		2014
				%
Product Sales	$905,238	99.18%	$1,215,590	99.07
NBA Services	7,458	0.82	11,389	0.93
Educational Services	-	-	-	-%
	$912,696	100.00%	$1,226,979	100.00

Significant Customers
Three customer's make up 16.4% and 41.9% of total sales as of the three months ended January 31, 2015 and 2014, respectively, and 36.60% and 49.1% of total sales as of the six months ended January 31, 2015 and 2014, respectively.

NOTE 14 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 23, 2015, which is the date the financial statements were available to be issued. The Company identified the following subsequent events through March 23, 2015:
On February 9, 2015, KBM converted an additional $11,455 of principal related to the March 19, 2014, convertible note, into 2,793,902 shares of the Company's common stock at $0.0041 per share. The remaining principal balance due after the conversion was $21,545.
On March 4, 2015, KBM Worldwide, Inc. ("KBM") converted an additional $9,055 of principal related to the March 19, 2014, convertible note, into 2,382,895 shares of the Company's common stock at $0.0038 per share. The remaining principal balance due after the conversion was $12,490.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our financial statements for the three and six-month periods ended January 31, 2015 and 2014.

Our operating results for the three and six-month periods ended January 31, 2015 and 2014, are summarized as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2015	2014	2015	2014

Revenues	$271,474	$433,483	$912,696	$1,226,979
Cost of Sales	$(162,459)	$(262,857)	$(462,327)	$(899,397)
Operating Expenses	$(879,186)	$(1,100,826)	$(1,169,105)	$(1,477,973)
Loss on settlement of fraudulent activity	$-	$(37,300)	$-	$(37,300)
Other Income	$3,989	$-	$-	$-
Change in fair value	$16,573	$617	$16,573)	$617
Interest Expense	$(194,398)	$(30,396)	$(281,000)	$(38,901)
Net Income (Loss)	$(944,008)	$(997,279)	$(983,163)	$(1,225,975)

Revenues and Cost of Sales

Our business model currently generates revenues from two primary sources:
1)	Product sales: 99.67% and 99.40% and 99.18% and 99.07% for the three and six months ended January 31, 2015 and 2014, respectively; and
2)	Nutritional Blood Analysis (NBA) services: .33% and .60% and .82% and .93% for the three and six months ended January 31, 2015 and 2014, respectively.

Our revenues from product sales decreased from $433,483 and $1,226,979 in the three and six months ended January 31, 2014, to $271,474 and $912,696 in the three and six months ended January 31, 2015, a decrease of 37.37% and 25.61% totaling $162,009 and $314,283, respectively. The decrease was due to a decrease in product sales with both large and small customers. The revenues from NBA services decreased from $2,604 and $11,389 in the three and six months ended January 31, 2014, to $882 and $7,458 in the three and six months ended January 31, 2015, a decrease of $1,722 and $3,931, respectively. The decrease is due to the company attending fewer trade shows to generate NBS services in the three and six-month period

Revenues derived from sales in the Americas totaled $144,706 and $507,794, or 53.31% and 55.64%, in the three and six months ended January 31, 2015, as compared to $293,025 and $983,778, or 67.60% and 80.18%, in the three and six months ended January 31, 2014, respectively. Revenues derived from sales outside of the Americas totaled $126,753 and $404,902, or 32.40% and 44.38%, in the three and six months ended January 31, 2015, as compared to $140,458 and $243,201, or 32.40% and 19.82%, in the three and six months ended January 31, 2014, respectively.

Index
Revenues derived from product sales totaled $270,577 and $905,238, or 99.67% and 99.40%, in the three and six months ended January 31, 2015, as compared to $430,879 and $1,215,590, or 99.40% and 99.07%, in the comparable period in 2014, respectively. The company also derived revenue from NBA services in the amount of $882 and $7,458, or 0.33% and 0.82%, in the three and six months ended January 31, 2015, as compared to $2,604 and $11,389, or 0.60% and 0.93%, in the three and six months ended January 31, 2014, respectively. The company did not derive revenues from educational services in 2015 or 2014.

Our cost of sales decreased from $262,857 and $899,397 in the three and six months ended January 31, 2014, to $162,459 and $462,357 in the three and six months ended January 31, 2015, a decrease of 38.19% and 48.60% totaling $100,398 and $437,070. The decrease directly relates to the decrease in product sales in 2015.

Interest expense increased from $30,396 and $38,901 in the three and six months ended January 31, 2014, to $194,398 and $281,000 in the three and six months ended January 31, 2015, an increase of 539.55% and 622.35% totaling $164,002 and $242,099, respectively. The increase is due to the Company taking out five convertible notes in the current six month period.

Expenses

Our operating expenses for the three and six-month periods ended January 31, 2015 and 2014, are outlined in the table below:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2015	2014	2015	2014

General and administrative	$84,692	$127,074	$179,043	$240,097
Professional fees	$145,137	$454,221	$198,398	$592,153
Research and development	$93	$-	$93	$31,617
Salaries and wages	$649,264	$519,531	$791,571	$614,106

Index
Our total operating expenses for the three and six months ended January 31, 2015, were $879,186 and $1,169,105, as compared to $1,100,826 and $1,477,973 for the comparable periods in 2014, a decrease of 20.13% and 20.90% totaling $221,640 and $308,868.  The decrease in operating expenses during the three and six months ended January 31, 2015, as compared to the same periods in 2014 was due to decreases in salaries and wages, general and administrative, and professional expenses.

General and administrative expense decreased from $127,074 and $240,097 in the three and six months ended January 31, 2014, to $84,692 and $179,043 in the comparable period in 2015, a decrease of 33.35% and 25.43% totaling $42,382 and $61,054, respectively.  The change is due mainly to decreased travel expense, insurance, and freight expense in the three and six months ended January 31, 2015, compared to the same period in 2014.

Research and development expense decreased as a result of the Company funding a large clinical study on the effects of the patented AES™, which decreased research and development expense from $0 and $31,617 in the three and six months ended January 31, 2014, to $93 and $93 in the same period in 2015.

Professional fees decreased from $454,221 and $592,153 in the three and six months ended January 31, 2014, to $145,137 and $198,398 in the three and six months ended January 31, 2015, a decrease of $309,084 and $393,755.  The decrease is due to the Company both reducing the number of outside consultants providing management services for the public company and obtaining better rates for those services. Professional fees includes engaging outside accountants to provide accounting services, engaging auditors to review and audit its financial statements, incurring increased legal expenses as a result of becoming a public company, and issuing stock for services as a result of becoming a public company.

Salaries and wages expenses increased from $519,531 and $614,106 in the three and six months ended January 31, 2014, to $649,264 and $791,571 during the same periods in 2014, an increase of 24.97% and 28.90% totaling $129,733 and $177,465, respectively. The increase is due to an increase in compensation to one of our directors and due to share-based compensation to our CEO for acquiring Nutriband, his appointment to the Board of Directors, and his employment contract.

Equity Compensation

The Company issued stock bonuses of 37,657,463 and 44,117,647 shares of common stock to the Company's CEO and the Company's founder and Director, respectively, during the current quarter.

Liquidity and Financial Condition

Working Capital
	January 31,	January 31,
	2015	2014

Current Assets	$479,920	$872,643
Current Liabilities	$1,833,644	$761,785
Working Capital (deficit)	$(1,353,724)	$110,858

Index
Cash Flows
	Six Months Ended
	January 31,
	2015	2014

Net Cash Provided by (Used in) Operating Activities	$(438,797)	$(484,509)
Net Cash Provided by (Used in) Financing Activities	$470,728	$602,163
Net Cash Used in Investing Activities	$41,243	$0
Increase in Cash during the Period	$73,174	$117,654
Cash and Cash Equivalents, End of Period	$152,409	$128,783

The Company had current assets of $479,920 during the six months ended January 31, 2015, as compared to $872,643 in the comparable period in 2014; the decrease is mostly due to the Company reducing the amounts of Accounts Receivable through collections, lower inventory levels, and reduced prepaid expenses, and increased cash payments to vendors in the current period.  The Company had current liabilities of $1,833,644 during the six months ended January 31, 2015, as compared to $761,785 in the comparable period in 2014. The increase is mainly due to an increase in convertible notes, derivative liability, increase in unearned revenues, and an increase in accounts payable and accrued expenses due to a decrease in sales. The Company has incurred cumulative losses since inception of $4,757,634. As of January 31, 2014, the Company had a working capital deficit of ($1,353,724) due to recurring losses and borrowing to cover those losses during the six months ended January 31, 2015, as compared to the same period in 2014.

Cash from operating activities decreased to ($438,797) during the six months ended January 31, 2015, as compared to $(484,509) in the comparable period in 2014. The decrease was mostly due to changes in net income (loss), accounts receivable, inventory, unearned revenue, and accounts payable.

Cash from financing activities decreased to $470,728 during the six months ended January 31, 2015, as compared to $602,163 in the comparable period in 2014. The decrease was mostly due to decrease in borrowing of convertible notes coupled with a decrease in proceeds from related party notes payable and lines of credit.

Cash used in investing activities increased to $41,243 during the six months ended January 31, 2015, from $0 in the same period in 2014. The increase is due to acquiring Nutriband in 2015, while there were no acquisitions in 2014.

The future of the Company as an operating business will depend on its ability to obtain sufficient capital contributions and/or financing as may be required to sustain its operations. Management's plan to address these issues includes a continued exercise of cost controls to conserve cash and obtaining additional debt and/or equity financing.

Index

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

As of January 31, 2015, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months. We anticipate substantial increases in our cash requirements which will require additional capital to be generated from the sale of Common Stock, the sale of Preferred Stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital. In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations. Failure to obtain additional financing would have a material adverse effect on our business operations.  There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

Although the Company intends to engage in a subsequent equity offering of its securities to raise additional working capital for operations, the Company has no firm commitments for any additional equity funding at the present time. However, during the six months ended January 31, 2015, the Company obtained cash proceeds of $175,000 by issuing three convertible notes for $73,500, $59,000, and $65,000 in principal. Insufficient financial resources may require the Company to delay or eliminate all or some of its development, marketing and sales plans, which could have a material adverse effect on the Company's business, financial condition and results of operations. There is no certainty that the expenditures to be made by the Company will result in a profitable business proposed by the Company.

Subsequent Events
On February 9, 2015, KBM Worldwide, Inc. ("KBM") converted $11,455 of principal related to the March 19, 2014, convertible note, into 2,793,902 shares of the Company's common stock at $0.0041 per share. The remaining principal balance due after the conversion was $21,545.

On March 4, 2015, KBM converted an additional $9,055 of principal related to the March 19, 2014, convertible note, into 2,382,895 shares of the Company's common stock at $0.0038 per share. The remaining principal balance due after the conversion was $12,490.

Index
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

Index
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

Index
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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the six months ended January 31, 2015, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Index
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

On January 16, 2015, the Company was served a copy of a complaint filed by NHK Laboratories, Inc., in the Superior Court of California, County of Los Angeles arising out of an alleged breach of contract and seeking $79,769.92 in principal, plus interest and attorney fees. The Company retained local counsel who answered the complaint, denying Plaintiff's allegations, and the case is currently in the discovery phase.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended January 31, 2015, the Company issued 5,931,013 shares of common stock to Asher Enterprises, Inc. ("Asher") related to six conversions by Asher of the convertible promissory note dated January 14, 2014, for a total of $78,500 in principal and $3,140 in interest. The first conversion, on September 24, 2014, converted $15,000 of principal into 583,658 shares of the Company's common stock at $0.0257 per share. The second conversion, on October 2, 2014, converted an additional $15,000 of principal into 810,811 shares of the Company's common stock at $0.0185 per share. The third conversion, on October 9, 2014, converted an additional $12,000 of principal into 869,565 shares of the Company's common stock at $0.0138 per share. The fourth conversion, on November 14, 2014, converted an additional $15,000 of principal into 931,677 shares of the Company's common stock at $0.0521 per share. The fifth conversion, on December 12, 2014, converted an additional $12,500 of principal into 1,041,667 shares of the Company's common stock at $0.012 per share. The sixth conversion, on December 23, 2014, converted an additional $9,000 of principal plus $3,140 in accrued interest into 1,686,111 shares of the Company's common stock at $0.0072 per share. The remaining principal balance due after the conversions was $0.

Index
During the six months ended January 31, 2015, the Company issued 3,479,064 shares of common stock to KBM Worldwide, Inc. ("KBM") related to two conversions by KBM of the convertible promissory note dated March 19, 2014. The first conversion on January 20, 2015, converted $5,000 of principal into 892,857 shares of the Company's common stock at $0.0102 per share. The second conversion on January 26, 2015, converted an additional $15,000 in principal into 2,586,207 shares of the Company's common stock at $0.0140 per share. The remaining principal balance due after those conversions was $33,000, although the principal amount has since been reduced by additional conversions after January 31, 2015.

During the six month period ended January 31, 2015, the Company also issued 90,715,944 shares of common stock for share-based compensation, acquisitions, and consulting services. On January 29, 2015, the Company completed the acquisitions of Nutriband and the AES™ intellectual property by issuing (1) 3,172,554 shares of the Company's common stock to the Nutriband seller, and (2) 44,117,647 shares of the Company's common stock to the family partnership of the Company's founder and director, Dr. Gibbs. On January 29, 2015, the Company issued 5,000,000 shares of the Company's common stock to an entity controlled by Michael Doron, the Company's CEO and director, in consideration for Mr. Doron's previous appointment to the Company's Board of Directors. On January 29, 2015, the Company issued 2,500,000 shares of the Company's common stock to an entity controlled by Michael Doron in consideration for Mr. Doron's negotiation and closing of the Nutriband acquisition. On January 29, 2015, the Company issued 30,157,463 shares of the Company's common stock to an entity controlled by Michael Doron in satisfaction of the Company's obligations to Mr. Doron under the Company's employment contract with Mr. Doron. On January 29, 2015, the Company issued 5,768,280 shares of the Company's common stock to an outside consultant for general business and marketing consulting services rendered during the quarter.

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

10.1	License Agreement with Tracy Gibbs for US Patent Number 7,235,390 B2, dated June 14, 2007 (incorporated by reference to our Amendment No. 2 to Current Report on Form 8-K/A filed on December 12, 2013)
10.2	Employment Agreement with Nathan Jenson, dated May 14, 2012 (incorporated by reference to our Amendment No. 2 to Current Report on Form 8-K/A filed on December 12, 2013)
10.3	Office Lease Agreement with Unity Investments, LLC (incorporated by reference to our Amendment No. 2 to Current Report on Form 8-K/A filed on December 12, 2013)
10.4	License and Distribution Agreement with Nutriband USA, LLC, dated March 10, 2013 (incorporated by reference to our Amendment No. 2 to Current Report on Form 8-K/A filed on December 12, 2013)
10.5	License Agreement with Gennesar Nutraceuticals, LLC d/b/a Genesar Nutraceuticles (incorporated by reference to our Current Report on Form 8-K filed on November 26, 2013)
10.6	Amended License Agreement with Gennesar Nutraceuticals, LLC d/b/a Genesar Nutraceuticles (incorporated by reference to our Annual Report on Form 10-K filed on November 13, 2014)
10.7	Agreement for Share Exchange dated January 26, 2015 (incorporated by reference to our Form 8-K filed on February 2, 2015)
10.8	Bill of Sale and Assignment dated January 26, 2015 (incorporated by reference to our Form 8-K filed on February 2, 2015)
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

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nutranomics, Inc.

Date: March 23, 2015	By:	/s/ Michael Doron
Michael Doron
Chief Executive Officer
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 23, 2015	/s/ Michael Doron
Michael Doron, Chief Executive Officer, Chief Financial Officer, and Director
Date: March 23, 2015	/s/ Tracy Gibbs
Tracy Gibbs, Director