Form 10-Q
period 2015-04-30
NUTRANOMICS, INC.
filed 2015-07-15
CIK 1451433

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2015

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

As of July 10, 2015, the issuer had 169,538,137 issued and outstanding shares of common stock, par value of $0.001.

NUTRANOMICS, INC.
FORM 10-Q

For the Quarterly Period Ended April 30, 2015

INDEX

		Page

	PART I – FINANCIAL INFORMATION

Item 1	Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets (Unaudited) April 30, 2015 and July 31, 2014	3
	Condensed Consolidated Statements of Operations (Unaudited) for both the Three Months Ended April 30, 2015 and 2014 and the Nine Months Ended April 30, 2015 and 2014	4
	Consolidated Statements of Stockholders' Deficit	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended April 30, 2015 and 2014	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4	Controls and Procedures	28
	PART II – OTHER INFORMATION
Item 1	Legal Proceedings	30

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3	Defaults Upon Senior Securities	31

Item 4	Mine Safety Disclosures	31

Item 5	Other Information	31

Item 6	Exhibits	31

Signatures		32

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

HEALTH EDUCATION CORPORATION
d.b.a NUTRANOMICS, INC.
Consolidated Balance Sheets

ASSETS

	April 30,	July 31,
	2015	2014
CURRENT ASSETS	(Unaudited)

Cash and cash equivalents	$39,273	$79,235
Accounts receivable, net of allowance	151,810	152,879
Prepaid expenses	1,283	4,516
Other current assets	49,313	23,254
Inventory	136,542	271,941

Total Current Assets	378,221	531,825

PROPERTY & EQUIPMENT, net	10,583	16,355

INTANGIBLES, net	44,833	-

OTHER ASSETS

Rent deposit	2,000	2,000
Total Assets	$435,637	$550,180

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$494,411	$518,890
Lines of credit	36,234	33,098
Convertible notes payable-current portion net of discount	467,560	58,999
Loan payable-current portion	35,426	51,071
Note Derivative Liability	188,391	177,907
Warrant Liability	115,782	-
Related party payable	17,239	21,083
Related party notes payable	-	36,608
Unearned revenue	315,327	338,263

Total Current Liabilities	1,670,370	1,235,919

LONG-TERM LIABILITIES

Convertible notes payable	181,426	525,000
Loan payable	142,190	157,830

Total Liabilities	1,993,986	1,918,749

STOCKHOLDERS' DEFICIT

Common stock; par value of $.001, 750,000,000 shares authorized; 161,481,887 and 51,151,766 shares issued and outstanding at April 30, 2015 and July 31, 2014, respectively	161,482	51,153
Additional paid in capital	4,159,137	3,337,911
Accumulated deficit	(5,878,855)	(4,757,633)
Accumulated Other Comprehensive Income	(113)	-
Total Stockholders' Deficit	(1,558,349)	(1,368,569)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$435,637	$550,180

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH EDUCATION CORPORATION
d.b.a NUTRANOMICS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30,		Apr 30,
	2015	2014	2015	2014

REVENUES	$432,414	$716,763	$1,345,110	$1,943,742
COST OF SALES	197,052	370,129	659,379	1,269,526

	235,362	346,634	685,731	674,216

OPERATING EXPENSES

General and administrative	86,661	161,951	265,704	402,048
Professional fees	111,939	338,197	310,337	930,350
Research and development	-	616	93	32,233
Salaries and wages	139,928	146,780	931,499	760,886

Total Operating Expenses	338,528	647,544	1,507,633	2,125,517

OPERATING (LOSS)	(103,166)	(300,910)	(821,902)	(1,451,301)

OTHER INCOME (EXPENSE)

Other income	999	-	999	-
Loss on settlement of fraudulent activity	-	-	-	(37,300)
Change in Fair Value of Derivative	33,305	5,981	49,878	6,598
Interest expense	(69,197)	(32,425)	(350,197)	(71,326)

Total Other Income (Expense)	(34,893)	(26,444)	(299,320)	(102,028)

NET (LOSS) BEFORE INCOME TAXES	(138,059)	(327,354)	(1,121,222)	(1,553,329)
Provision for income taxes

NET (LOSS)	$(138,059)	$(327,354)	$(1,121,222)	$(1,553,329)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER	152,764,167	49,180,788	89,138,400	47,446,714
OF SHARES OUTSTANDING

Weighted Average Shares Outstanding - Basic and Diluted	152,764,167	49,180,788	89,138,400	47,446,714

NET INCOME (LOSS)	(138,059)	(327,354)	(1,121,222)	(1,553,329)
Foreign Currency Translation	(5)	-	(113)	-
TOTAL COMPREHENSIVE INCOME (LOSS)	(138,064)	(327,354)	(1,121,335)	(1,553,329)

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH EDUCATION CORPORATION
d.b.a NUTRANOMICS, INC.
Consolidated Statements of Stockholders' Deficit

						Total
	Common Stock		Additional Paid	Accumulated	Accumulated Other	Stockholders'
	Shares	Amount	in Capital	Deficit	Comprehensive Income	(Deficit)

Balance, July 31, 2013	25,005,544	$25,006	$2,271,519	$(2,585,391)	$-	$(288,866)

Common stock issued for merger	21,500,000	21,500	(20,100)	-		1,400

Common stock issued for cash	1,500,000	1,500	91,912	-		93,412

Common stock issued for services	2,429,555	2,430	805,422	-		807,852

Common stock issued for prepaid services	716,667	717	189,158	-		189,875

Net loss for the year ended July 31, 2014	-	-	-	(2,172,242)		(2,172,242)

Balance, July 31, 2014	51,151,766	$51,153	$3,337,911	$(4,757,633)	$-	$(1,368,569)

Common stock issued for cash	600,000	600	37,390	-		37,990

Common stock issued for share based compensation	43,425,743	43,425	521,110	-		564,535

Additional paid in capital from related party debt settlement			3,989			3,989

Common stock issued for acquisition	3,172,554	3,173	38,070	-		41,243

Common stock issued for related party AES Purchase	44,117,647	44,118	(40,415)	-		3,703

Common stock for conversion of convertible note principal	19,014,177	19,013	117,744	-		136,757

Gain or (Loss) on Derivative Liability	-	-	143,338	-		143,338

Other Comprehensive Income: Foreign Currency Items	-	-	-	-	(113)	(113)

Net loss for the period ended April 30, 2015	-	-	-	(1,121,222)	-	(1,121,222)

Balance, April 30, 2015	161,481,887	$161,482	$4,159,137	$(5,878,855)	$(113)	$(1,558,349)

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH EDUCATION CORPORATION
d.b.a NUTRANOMICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	April 30,
	2015	2014
OPERATING ACTIVITIES
Net (Loss)	$(1,121,222)	$(1,553,329)
Adjustments to reconcile net (loss) to net cash from operating activities:
Allowance for bad debt	(4,000)	(5,772)
Gain (loss) on derivative	(49,878)	6,598
Amortization of debt discount	156,939	13,643
Short-term loan issued for professional fees	-	50,000
Depreciation expense	5,772	5,585
Share based compensation-common stock	564,535	807,852
Changes in operating assets and liabilities:
Accounts receivable	5,069	(15,727)
Other assets	(20,709)	56,796
Advances on Royalties	-	(140,000)
Inventory	135,399	32,729
Deferred revenue	(22,936)	160,849
Accounts payable and accrued expenses	(25,470)	(19,539)
Net Cash (Used) From Operating Activities	(376,501)	(600,315)

INVESTING ACTIVITIES
	-	(1,670)
Net Cash (Used) Investing Activities	-	(1,670)

FINANCING ACTIVITIES
Repayments of related party payable	145	(3,356)
Proceeds from convertible debt	363,048	656,500
Repayment of loan payable	(31,285)	(29,726)
Proceeds from line of credit	-	26,000
Repayment of line of credit	3,136	(3,951)
Repayments of notes payable- related party	(36,608)	(7,070)
Affects of Exchange Rate from Cash	113	-
Sale of common stock	37,990	-
Net Cash provided by Financing Activities	336,539	638,397

Net Increase (Decrease) in Cash and Cash Equivalents	(39,962)	36,412

Cash and Cash Equivalents, Beginning of Period	79,235	11,129

Cash and Cash Equivalents, End of Period	$39,273	$47,541

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$4,448	$1,811

Non-cash Investing and Financing activities:
Common stock for conversion of convertible note principal	$136,757	$-
Debt Discount	$169,514	$78,500
Gain or (Loss) on Derivative Feature	$143,338	$-
Stock issued for Acquisition of Nutribrand	$41,243	$-
Stock Issued for the Acquisition of AES	$3,703	$-
Stock Issued for Services	$-	$155,375
Stock Issued for Intangible asset	$-	$60,900

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH EDUCATION CORPORATION
d.b.a NUTRANOMICS, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
April 30, 2015

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

The following table summarizes the consideration given for Nutriband and the fair values of the assets acquired and liabilities assumed recognized at the acquisition date.  The entire amount of the excess of the estimated consideration given over the working capital acquired, has been provisionally allocated to goodwill.

Consideration Given:

Common Stock	$41,243

Total consideration	$41,243

Fair value of identifiable assets acquired and liabilities assumed:

Cash	$271
Identified intangible assets	$223
Total identifiable net assets	$494

Goodwill and unidentified intangible assets	$40,749

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

As the Company has incurred losses for the nine months ended April 30, 2015 and 2014, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of April 30, 2015, there were 249,636,981 anti-dilutive shares related to convertible notes based on their terms and conditions with none related to warrants.

Going Concern
The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has generally had net losses after consideration of income taxes. Further, the Company has negative working capital and insufficient cash flows from operation as of April 30, 2015, and does not have the requisite liquidity to pay its current obligations. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management will seek to increase revenues and reduce costs, while raising capital through the sale of its stock. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company's revenue recognition policy is in accordance with the requirements of Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition ("SAB 104"), and other applicable revenue recognition guidance under US GAAP. Sales revenue is recognized for our retail and wholesale customers when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured — generally when products are shipped to the customer and services are rendered, except in situations in which title passes upon receipt of the products by the customer. In this case, revenues are recognized upon notification that customer receipt has occurred. The Company accrues an estimated amount for sales returns and allowances related to defective or returned products at the time of sale based on its ability to estimate sales returns and allowances using historical information. For the nine months ended April 30, 2015 and 2014, the Company calculated the amount to be less than 1% of sales so no allowance was accrued in either year. Shipping and handling fees and related freight costs and supplies associated with shipping products to customers are included as a component of cost of sales. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

Unearned Revenues consist of cash received in advance for products to be delivered at a future date. The Company records the payments received as a liability until the products are delivered. The Company recorded unearned revenue of $315,327 and $338,263 as of April 30, 2015 and July 31, 2014, respectively.

Cost of Sales
The Company includes product costs (i.e. material, direct labor and overhead costs), shipping and handling expense, insurance on inventory, production-related depreciation expense and product license agreement expense in cost of sales.

NOTE 3 – COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

On March 20, 2014, the Company's subsidiary, Health Education Corporation ("Health Education"), was served a copy of a complaint filed by EpicEra Incorporated ("Epic") in the Utah Third Judicial District Court for the return of a $100,000 deposit paid by Epic to Health Education for the supply of nutritional products. On April 16, 2014, Health Education answered the Complaint and filed a counterclaim against Epic and third-party claims against eCosway USA, Inc. ("eCosway," which is Epic's owner), and its principals, for breach of a non-disclosure and non-circumvention agreement, unjust enrichment, fraud, and fraudulent nondisclosure. Health Education's claims alleged that (1) eCosway and its principals have defrauded Health Education and engaged in a scheme of corporate espionage to misappropriate Health Education's proprietary information and trade secrets to launch their new multilevel marketing company, Epic; (2) under the fraudulent guise of partnering with Health Education to have Health Education formulate and produce the health products to be sold by Epic's distributors, eCosway and its principals signed a non-disclosure and non-circumvention agreement that they had no intention of honoring in order to gain access to Health Education's proprietary information so that they could steal that information and use it for their own benefit; (3) Health Education relied upon the non-disclosure and non-circumvention agreement and misrepresentations of Epic, eCosway, and its principals, and disclosed the proprietary information and formulations, which Epic then appropriated as its own. Health Education's claims request general damages as well as punitive damages. On May 6, 2015, fact discovery concluded, and expert discovery has also concluded. Epic filed a motion for summary judgment on or about June 2, 2015, Health Education opposed the motion on or about June 19, 2015, and a hearing has been scheduled for September 9, 2015.
On January 16, 2015, the Company was served a copy of a complaint filed by NHK Laboratories, Inc., in the Superior Court of California, County of Los Angeles, arising out of an alleged breach of contract by the Company and seeking $79,769.92 in principal, plus interest and attorney fees. The Company retained local counsel who answered the complaint, and the case is currently in the discovery phase.
NOTE 4 – LEASES

The Company leases a 3,000 square foot office in the Draper, Utah that serves as its principal executive offices was renewed on December 15, 2014 for 2 years. Pursuant to the lease, the rent for the nine months ended April 30, 2015 and 2014, totaled $37,475 and $35,910, respectively.

The Company has the ability to sublease three rooms totaling 1,500 square feet of their Draper office space on a month to month basis. The company subleased only one room during 2014 and terminated that sublease prior to 2015. Pursuant to the sublease agreements, the monthly rent received for the nine months ended April 30, 2015 and 2014 totaled $0 and $1,850, respectively.

The Company leased certain machinery and equipment in 2013 and 2012 under an agreement that is classified as an operating lease. The lease expired on July 15, 2013, and is now leased on a month-to-month basis. Rent expense under the operating lease totaled $2,648 and $3,277 at for the nine months ended April 30, 2015 and 2014, respectively.

The future minimum lease payments required under the operating leases as of July 31, 2014, are as follows:

Year Ended July 31,	Amount
2015	$39,000
2016	40,500
2017	-
2018	-
Thereafter	-
Total lease obligations	$79,500

NOTE 5 – RELATED PARTY NOTES PAYABLE

In January 2012, the Company entered into a two year, zero percent note with an 8% imputed interest rate with a director in the amount of $150,000. The note was due on December 31, 2014. The Company agreed to pay royalty payments in connection with sales of a certain product line.

As of July 31, 2014 the balance on the related part note was $36,608.  On December 12, 2014, the Company settled its related party note payable in the amount of $35,036 with a Company director in exchange for $30,000 cash, additional paid in capital of $3,989, and offsets of $1,138 in related party liabilities.

NOTE 6 – RELATED PARTY PAYABLE

Related party payables consist of payments made by a director through credit cards and use of a line of credit used to pay expenses on behalf of the Company. During the nine months ended April 30, 2015 and 2014, the officer lent $0 and $0 and the Company made payments of $3,844 and $9,019, respectively. As of April 30, 2015 and July 31, 2014, the Company owed a total of $17,239 and $21,083 in related party payables.

NOTE 7 – LINES OF CREDIT AND LOAN PAYABLE

The Company maintains a Line of Credit with Key Bank (the "Lender"). The Line of Credit was opened on August 28, 2012, with an available $250,000 to be drawn on for one year, not to exceed the principal amount ("draw period"). Once the draw period is completed, advances will no longer be permitted and the Company shall repay the principal and interest outstanding, over 5 years ("repayment period"). The repayment period begins August 28, 2013, after which a minimum monthly payment amount will be determined. The initial interest rate is 5.210%, and is variable. The variable interest rate is based on an independent index which is the "prime rate" as published each business day in the "Money Rates" column of the Wall Street Journal. Interest on the note is computed on a 365/365 simple interest basis, using 1.960% points over the index. The Lender executed a commercial security agreement. With this agreement, the Lender is entitled to a security interest in the Company's inventory, chattel paper, accounts receivable and general intangibles. In August 2013, the line of credit was converted into a note, and the Company is no longer able to borrow any additional funds. Under the new terms of the note, the note has a face value of $250,000 that matures on September 1, 2018, with an interest rate of prime plus 1.960%, and as of the date of the note, the interest rate was 5.21%. The note has minimum monthly payments of $4,745 which started on October 1, 2013. The balance outstanding on this note and line of credit as of April 30, 2015 and July 31, 2014, was $177,615 and $208,901, respectively. As of April 30, 2015, the Company has paid $72,385 in principal payments. The Lender allowed the Company to absorb a prior $50,000 note into the note, not affecting the repayment date. The Company did incur issuance costs of $4,037, which were expensed upon occurrence.

Loans payable consisted of the following as of April 30, 2015 and July 31, 2014:

Loan Payable
	April 30,	July 31,
	2015	2014

$250,000 face value, converted from a LOC on August 28, 2013, interest rate of 5.21%, matures on September 1, 2018.	$177,615	$208,901
Total Loan payable	177,616	208,901
Less current portion	35,426	51,071
Loan payable, long-term	$142,190	$157,830

In 1998, the Company entered into a line of credit with Zions Bank ("Lender") with a credit limit of $40,000. The line bears a compounding per annum fixed interest rate of 5.25%. As of April 30, 2015 and July 31, 2014, the Company owed $36,234 and $33,098 in principal, respectively. The Lender executed a commercial security agreement. With this agreement, the Lender is entitled to a security interest in the Company's inventory, chattel paper, accounts receivable and general intangibles. The Company did incur a setup fee, which has been fully amortized. There is no term limit on the line and the Company is allowed to draw up to its dollar limit. The loan payable was defaulted on April 28, 2015 and corrected on June 10, 2015 with an extention fee of $1,590 and legal fees of $1,429.

NOTE 8 – CONVERTIBLE NOTES PAYABLE AND LOAN PAYABLE

Convertible notes payable consisted of the following as of April 30, 2015 and July 31, 2014, respectively:

Convertible Notes Payable
	April 30,	July 31,
	2015	2014

$250,000 face value, issued on September 27, 2013, interest rate of 10%, matures on September 27, 2015.	$250,000	$250,000
$125,000 face value, issued on October 18, 2013, interest rate of 10%, matures on October 18, 2015.	125,000	125,000
$150,000 face value, issued on November 22, 2013, interest rate of 10%, matures on November 22, 2015.	150,000	150,000
$78,500 face value, of which, $78,500 was converted, issued on January 14, 2014, interest rate of 8% and a default rate of 22%, matured on October 14, 2014, net of unamortized discount of $29,759 and $78,500 as of April 30, 2015 and July 31, 2014.	-	29,759
$53,000 face value, of which, $53,000 was converted, issued on March 19, 2014, interest rate of 8% and a default rate of 22%, matured on December 26, 2014, net of unamortized discount of $13,913 and $33,000 as of April 30, 2015 and July 31, 2014.	-	13,913
$63,000 face value, issued on May 15, 2014, interest rate of 8%, and a default rate of 22%, matured on February 2, 2015, net of unamortized discount of $0 and $47,673 as of April 30, 2015 and July 31, 2014.	63,000	15,327
$73,500 face value, issued on December 2, 2014, interest rate of 8%, matures on December 2, 2015, net of unamortized discount of $43,496 and $0 as of April 30, 2015 and July 31, 2014.	30,004	-
$59,000 face value, issued on December 2, 2014, interest rate of 8%, matures on September 2, 2016, net of unamortized discount of $45,264 and $0 as of April 30, 2015 and July 31, 2014.	13,736	-
$65,000 face value, issued on December 16, 2014, interest rate of 0%, matures on December 16, 2016, net of unamortized discount of $52,996 and $0 as of April 30, 2015 and July 31, 2014.	12,004	-
$33,000 face value, issued on March 17, 2015, interest rate of 8% maturing on December 19, 2015, net of unamortized discount of $27,758 and $0 as of April 30, 2015 and July 31, 2014.	5,242

Total convertible notes payable – non-related parties	648,986	583,999
Current Portion of Notes	637,074	174,500
Discount on Notes	169,514	115,501
Convertible notes payable-current portion net of discount	467,560	58,999
Convertible notes payable, long-term	$181,426	$525,000

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

On December 2, 2014, the Company entered into a collateralized secured convertible promissory note with LG Capital Funding, LLC ("LG"), a New York limited liability company, for an 8% convertible promissory note with an aggregate principal amount of $73,500, which together with any unpaid accrued interest is due on December 2, 2015. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder's option 180 days from inception at a variable conversion price calculated as 58% of the average of the lowest three closing bid prices during the ten trading day period ending on the conversion date. This note was funded on December 10, 2014, when the Company received cash in the amount of $70,000, with the remaining $3,500 being used for LG's legal and other origination expenses.  On December 2, 2014, the Company also entered into a second $73,500 convertible promissory note with LG on the same terms as the first note and due on December 2, 2015, which has not yet been funded.  This note is collateralized by a secured promissory note issued by LG to the Company for $73,500, due on August 2, 2015, and accruing interest at the rate of 8% per annum. This note was canceled along with the derivative liability on June 3, 2015 due to the fact that the Company had not maintained a stock price in excess of .002 at all times.

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

In conjunction with the Company's convertible note issued to Typenex and Typenex's three promissory notes issued to the Company for the three additional tranches of funding to the Company, the Company issued four warrants for a total number of shares equal to $112,000 ($29,500 for the first warrant corresponding to funding on December 10, 2014, and $27,500 for the other three warrants corresponding to the future tranches of funding by Typenex to the Company) divided by the conversion market price in the Typenex convertible note. The warrants have an exercise price of $0.06, subject to adjustment, and expire on December 2, 2019. Each of the warrants are only exerciseable after the corresponding tranche of funding by Typenex to the company has been paid. Therefore, the first warrant is currently exerciseable, but the other three warrants are not. On December 10, 2014, the Company estimated the fair market value of the derivative liability associated with the bifurcated conversion feature to be $84,512 and a discount on the note of $59,000.

On December 2, 2014, the Company entered into a convertible promissory note with JMJ Financial, a Nevada sole proprietorship ("JMJ"), with a face amount of $350,000, of which the company is to assume $35,000 in original interest discount ("OID"), which together with any unpaid accrued interest is due on Dec 2, 2016.  The note is to be funded by JMJ at its discretion, and the initial tranche was funded on December 16, 2014, when the Company received cash in the amount of $55,000. The note balance funded (plus a pro rata portion of the OID) together with any unpaid accrued interest is convertible into shares of common stock at a variable conversion price calculated as 65% of the average of the lowest trade price during a 25-day period ending on the last complete trading day prior to the conversion date. On December 16, 2014, the Company estimated the fair market value of the derivative liability associated with the bifurcated conversion feature to be $71,321 and a discount on the note of $65,000.
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
On January 26, 2015, KBM converted $15,000 of principal related to the March 19, 2014, convertible note, into 2,586,207 shares of the Company's common stock at $0.0058 per share. The remaining principal balance due after the conversion was $33,000.
On February 9, 2015, KBM converted $11,455 of principal related to the March 19, 2014, convertible note, into 2,793,902 shares of the Company's common stock at $0.0041 per share. The remaining principal balance due after the conversion was $21,545.
On March 4, 2015, KBM converted $9,055 of principal related to the March 19, 2014, convertible note, into 2,382,895 shares of the Company's common stock at $0.0038 per share. The remaining principal balance due after the conversion was $12,490.
 On March 23, 2015, KBM converted $12,490 of principal and $2,120 related to the March 19, 2014, convertible note, into 4,427,273 shares of the Company's common stock at $0.0056 per share. The remaining principal balance due after the conversion was $0.
On March 17, 2015, the Company entered into a convertible promissory note with Vis Vires Group, Inc., a New York Corporation, for an 8% convertible promissory note with an aggregate principal amount of $33,000 which together with any unpaid accrued interest is due on December 19, 2015. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder's option 180 days from inception at a variable conversion price calculated as 58% of the Market Price, which means the average of the lowest three Trading Prices (defined as the closing bid prices) during the three trading day period ending on the last complete trading day prior to the conversion date with a floor of $.00005 as stated in the conversion feature. On April 1, 2015 the Company received cash in the amount of $20,000, with the remaining $13,000 being used for legal fees. The Company analyzed the note on the issuance date on March 17, 2015. The Company determined that the variable conversion price and the floor exceeding the authorized number of shares results in the need for bifurcation into a separate derivative liability valued at fair market value. On April 30, 2015 the Company estimated the fair market value of the derivative liability associated with the bifurcated conversion feature to be $35,444 and a discount on the note of $33,000.

As of April 30, 2015 and July 31, 2014, the Company estimated the fair market value of the derivative liability to be $188,391 and $177,907, with a change in fair value of $49,878 respectively. For the nine months ended April 30, 2015 and 2014, the Company recorded $156,939 and $13,643 in amortization related to the discount on the note to interest expense and $9,602 and $0 in interest related to the nine conversions. See note 12.

NOTE 9 – INCOME TAXES

The tax provision for interim periods is determined using an estimate of the Company's effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment.

At April 30, 2015 and July 31, 2014, the Company has a full valuation allowance against its deferred tax assets as it believes it is more likely than not that these benefits will not be realized.

The Company files income tax returns in the U.S. federal tax jurisdiction and state of Utah tax jurisdiction. The tax year for 2014 remains open for federal and/or state tax jurisdictions.

NOTE 10 – STOCK TRANSACTIONS

As of April 30, 2015 and July 31, 2014, the Company has 750,000,000 shares of common stock authorized with a par value of $.001, and 161,481,887 and 51,151,766 shares of common stock issued and outstanding, respectively.

During the nine months ended April 30, 2015, the Company issued 600,000 shares of common stock as part of the Equity Purchase Agreement described below for cash for $37,990.

During the nine month period ended April 30, 2015, the Company issued 19,014,177 shares of common stock related to convertible notes.

The Asher convertible note issued January 14, 2014 for $78,500 in principal was fully converted into common stock. The first conversion, on September 24, 2014, converted $15,000 of principal into 583,658 shares of the Company's common stock at $0.0257 per share. The second conversion, on October 2, 2014, converted an additional $15,000 of principal into 810,811 shares of the Company's common stock at $0.0185 per share. The third conversion, on October 9, 2014, converted an additional $12,000 of principal into 869,565 shares of the Company's common stock at $0.0138 per share. The fourth conversion, on November 14, 2014, converted an additional $15,000 of principal into 931,677 shares of the Company's common stock at $0.0521 per share. The fifth conversion, on December 12, 2014, converted an additional $12,500 of principal into 1,041,667 shares of the Company's common stock at $0.012 per share. The sixth conversion, on December 23, 2014, converted an additional $9,000 of principal plus $3,140 in accrued interest into 1,686,111 shares of the Company's common stock at $0.0072 per share. The remaining principal balance due after the conversion was $0.
The KBM Worldwide note issued on March 19, 2014 for $53,000 in principal had two principal conversions for $20,000. The first conversion on January 20, 2015, converted $5,000 of principal into 892,857 shares of the Company's common stock at $$0.0056 per share. The second conversion on January 26, 2015, converted an additional $15,000 in principal into 2,586,207 shares of the Company's common stock at $$0.0058  per share. The third conversion on February 9, 2015 converted an additional $11,455 in principal into 2,793,902 shares of the Company's common stock at $0.0041 per share. The fourth conversion on March 4, 2015 converted an additional $9,055 in principal into 2,382,895 shares of the Company's common stock at $0.0038 per share. The fifth conversion on March 23, 2015 converted an additional $12,490 in principal and $2,120 interest into 4,427,273 shares of the Company's common stock at $0.0033 per share. The remaining principal balance due after the conversions was $0.

During the nine month period ended April 30, 2015, the Company also issued 90,715,944 shares of Common Stock for share-based compensation, acquisitions, and consulting services.
On January 29, 2015, the Company completed the acquisitions of Nutriband and the AES™ intellectual property by issuing (1) 3,172,554 shares of the Company's common stock to Gareth Sheridan, and (2) 44,117,647 shares of the Company's common stock to Dr. Gibbs's family partnership, the Zen Family LP.
On January 29, 2015, the Company issued 5,000,000 shares of the Company's common stock to Alta Nordic LLC, an entity controlled by Michael Doron, our CEO and director, in consideration for Mr. Doron's previous appointment to the Company's Board of Directors.
On January 29, 2015, the Company issued 2,500,000 shares of the Company's common stock to Alta Nordic LLC in consideration for Mr. Doron's negotiation and closing of the Nutriband acquisition.
On January 29, 2015, the Company issued 30,157,463 shares of the Company's common stock to Alta Nordic LLC in satisfaction of the Company's obligations to Mr. Doron under the Company's employment contract with Mr. Doron.
On January 29, 2015, the Company issued 5,768,280 shares of the Company's common stock to Chienn Consulting Company for general business and marketing consulting services rendered during the quarter.
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

As of April 30, 2015, 2,107,554 shares have been issued under the Equity Purchase Agreement representing $137,120 in cash received.

NOTE 11 – DERIVATIVE LIABILITY

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has one liability measured at fair value on a recurring basis, which consists of a derivative liability on certain convertible notes payable (see note 11). As of April 30, 2015 this derivative liability had an estimated fair value of $188,391. The Company has no assets that are measured at fair value on a recurring basis.

The following table presents information about our derivative liability, which was our only financial instrument measured at fair value on a recurring basis using significant inputs other than level one inputs that are either directly or indirectly observable (Level 2) as of April 30, 2015:

Balance at July 31, 2014	$177,907
Conversions	(172,582)
Total (gains)losses included in earnings	(49,878)
Issuances	232,944

Balance at April 30, 2015	$188,391

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

April 30,
2015
Expected term in years	0-.26 years
Risk-free interest rates	0.01-0.28%
Volatility	194 -202%
Dividend yield	0%

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

NOTE 12 – INDUSTRY SEGMENT, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

Geographic Sales Regions

We currently sell and distribute our products six geographic regions: North Asia, Greater China, South Asia/Pacific, Europe, Middle East, and Americas. The following table sets forth the revenue for each of the geographic regions for the three and nine months ended April 30, 2015 and 2014:

	Three Months Ended April 30,
	2015		2014

Americas	$211,066	48.81%	$441,739	61.63%
North Asia	2,135	0.49	6,623	0.92
Greater China	40,976	9.48	73,603	10.27
South Asia/Pacific	176,036	40.71	189,798	26.48
Europe	2,201	0.51	5,000	0.70
	$432,414	100.00%	$716,763	100.00%

	Nine Months Ended April 30,
	2015		2014

Americas	$718,860	53.44%	$1,425,517	73.34%
North Asia	13,973	1.04	33,417	1.72
Greater China	211,523	15.73	114,690	5.90
Middle East	46	-	-	-
South Asia/Pacific	397,338	29.54	365,118	18.78
Europe	3,370	0.25	5,000	0.26
	$1,345,110	100.00%	$1,943,742	100.00

The table below lists our equipment, net, by geographic area for both the three and nine months ended April 30, 2015 and July 31, 2014:

	April 30, 2015		July 31, 2014

Americas	$10,583	100.00%	$16,355	100.00%
North Asia	-	-	-	-
Greater China	-	-	-	-
South Asia/Pacific	-	-	-	-
Europe	-	-	-	-
	$10,583	100.00%	$16,355	100.00%

The table below lists revenue generated by each of the Company's product lines during the three and nine months ended April 30, 2015 and 2014:

	Three Months Ended April 30,
	2015		2014

Product Sales	$431,893	99.88%	$713,438	99.54%
NBA Services	521	0.12	3,325	0.46
Educational Services	-	-	-	-
	$432,414	100.00%	$716,763	100.00%

	Nine Months Ended April 30,
	2015		2014

Product Sales	$1,337,130	99.41%	$1,929,028	99.24%
NBA Services	7,980	0.59	14,714	0.76
Educational Services	-	-	-	-
	$1,345,110	100.00%	$1,943,742	100.00%

Significant Customers
Three customer's make up 36.7% and 37.2% of total sales as of the three months ended April 30, 2015 and 2014, respectively, and 32.6% and 46.1% of total sales as of the nine months ended April 30, 2015 and 2014, respectively.

NOTE 13 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through July 7, 2015, which is the date the financial statements were available to be issued. The Company identified the following subsequent events through July 7, 2015:
On May 12, 2015 KBM converted $12,890 of principal related to the April 30, 2014, convertible note, into 8,056,250 shares of the Company's common stock at $0.0016 per share. The remaining principal balance due after the conversion was $50,110.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction to Interim Consolidated Financial Statements.
Certain statements made in this Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate and, therefore, there can be no assurance the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "believe," "anticipate," "future," "potential," "estimate," "encourage," "opportunity," "growth," "leader," "expect," "intend," "plan," "expand," "focus," "through," "strategy," "provide," "offer," "allow," commitment," "implement," "result," "increase," "establish," "perform," "make," "continue," "can," "ongoing," "include" or the negative of such terms or comparable terminology. All forward-looking statements included in this Form 10-Q are based on information available to us as of the filing date of this report, and the Company assumes no obligation to update any such forward-looking statements, except as required by law. Our actual results could differ materially from the forward-looking statements.

The interim consolidated financial statements included herein have been prepared by Nutranomics, Inc. ("Nutranomics" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in this filing.

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of April 30, 2015, the results of its consolidated statements of comprehensive income/(loss) for the three month periods ended April 30, 2015 and April 30, 2014, and its consolidated cash flows for the three month periods ended April 30, 2015 and April 30, 2014.  The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Going Concern
The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has generally had net losses after consideration of income taxes. Further, the Company has negative working capital and insufficient cash flows from operation as of April 30, 2015, and does not have the requisite liquidity to pay its current obligations. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management will seek to increase revenues and reduce costs, while raising capital through the sale of its stock. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our financial statements for the three and nine-month periods ended April 30, 2015 and 2014.

Our operating results for the three and nine-month periods ended April 30, 2015 and 2014 are summarized as follows:

	The Three Months Ended April 30,		The Nine Months Ended April 30,
	2015	2014	2015	2014

Revenues	$432,414	$716,763	$1,345,110	$1,943,742
Cost of Sales	$197,052	$370,129	$(659,379)	$(1,269,526)
Operating Expenses	$338,528	$647,544	$(1,507,633)	$(2,125,517)
Loss on settlement of fraudulent activity	$-	$-	$-	$(37,300)
Change in fair value of derivative	$33,305	$5,981	$49,878	$6,598
Interest Expense	$(69,197)	$(32,425)	$(350,197)	$(71,326)
Net Income (Loss)	$(134,070)	$(327,354)	$(1,117,233)	$(1,553,329)

Revenues and Cost of Sales

Our business model currently generates revenues from two primary sources:
1)	Product sales: 99.88% and 99.54% and 99.41% and 99.24% for the three and nine months ended April 30, 2015 and 2014, respectively; and
2)	Nutritional Blood Analysis (NBA) services: .12% and .46% and .59% and .76% for the three and nine months ended April 30, 2015 and 2014, respectively.

Our revenues from product sales decreased from $716,763 and $1,943,742 in the three and nine months ended April 30, 2014, to $432,414 and $1,345,110 in the three and nine months ended April 30, 2015, a decrease of 39.67% and 30.80% totaling $284,349 and $598,632, respectively. The decrease was due to a decrease in product sales with both large and small customers. The revenues from NBA services decreased from $3,325 and $14,714 in the three and nine months ended April 30, 2014, to $521 and $7,980 in three and nine months ended April 30, 2015, an decrease of $2,804 and $6,734, respectively. The decrease is due to the company attending fewer trade shows to generate NBS services in the three and nine month period.

Revenues derived from sales in the Americas totaled $211,066 and $718,860, or 48.81% and 53.44%, in the three and nine months ended April 30, 2015, as compared to $441,739 and $1,425,517, or 61.63% and 73.34%, in the three and nine months ended April 30, 2014, respectively. Revenues derived from sales outside of the Americas totaled $221,348 and $626,250, or 51.19% and 46.56%, in the three and nine months ended April 30, 2015, as compared to $275,024 and $518,225, or 38.37% and 26.66%, in the three and nine months ended April 30, 2014, respectively.

Revenues derived from product sales totaled $431,893 and $1,337,130, or 99.88% and 99.41%, in the three and nine months ended April 30, 2015, as compared to $713,438 and $1,929,028, or 99.54% and 99.24%, in the comparable period in 2014, respectively. The company also derived revenue from NBA services in the amount of $521 and $7,980, or .12% and .59%, in the three and nine months ended April 30, 2015, as compared to $3,325 and $14,714, or .46% and .76%, in the three and nine months ended April 30, 2014, respectively. The company did not derive revenues from educational services in 2015 or 2014.

Our cost of sales decreased from $370,129 and $1,269,526 in the three and nine months ended April 30, 2014, to $197,052 and $659,379 in the three and nine months ended April 30, 2015, a decrease of 46.76% and 48.06% totaling $173,077 and $610,147. The decrease relates cost cutting measures implemented by management and also directly relates to the decrease in product sales in 2015.

Interest expense increased from $32,425 and $71,326 in the three and nine months ended April 30, 2014 to $69,197 and $350,197 in the three and nine months ended April 30, 2015, an increase of 113.41% and 390.98% totaling $36,772 and $278,871, respectively. The increase is due to the Company taking out six convertible notes in the current nine-month period.

Expenses

Our operating expenses for the three and six-month periods ended April 30, 2015 and 2014 are outlined in the table below:

	The Three Months Ended April 30,		The Nine Months Ended April 30,
	2015	2014	2015	2014

General and administrative	$86,661	$161,951	$265,704	$402,048
Professional fees	$111,939	$338,197	$310,337	$930,350
Research and development	$-	$616	$93	$32,233
Salaries and wages	$139,928	$146,780	$931,499	$760,886

Our total operating expenses for the three and nine months ended April 30, 2015, were $338,528 and $1,507,633 as compared to $647,544 and $2,125,517 for the comparable periods in 2014, a decrease of 47.72% and 29.07% totaling $309,016 and $617,884.  The decrease in operating expenses during the three and nine months ended April 30, 2015 as compared to the same periods in 2014 was due to decreases in salaries and wages, general and administrative, and professional expenses.

General and administrative expense decreased from $161,951 and $402,048 in the three and nine months ended April 30, 2014 to $86,661 and $265,704 in the comparable period in 2015, an decrease of 46.49% and 33.91% totaling $75,290 and $136,344, respectively.  The change is due mainly to decreased travel expense, insurance, and freight expense in the three and nine months ended April 30, 2015, compared to the same period in 2014.

Research and development expense decreased as a result of the Company having completed a large clinical study on the effects of the patented AES™ during the 2014 fiscal year, which decreased research and development expense from $616 and $32,233 in the three and nine months ended April 30, 2014, to $0 and $93 in the same period in 2015.

Professional fees decreased from $338,197 and $930,350 in the three and nine months ended April 30, 2014 to $119,939 and $310,337 in the three and nine months ended April 30, 2015, an decrease of $226,258 and $620,013.  The decrease is due to the Company both reducing the number of outside consultants providing management services for the public company and obtaining better rates for those services including engaging outside accountants to provide accounting services, engaging auditors to review and audit its financial statements, incurring increased legal expenses, and issuing stock for services as a result of becoming a public company.

Salaries and wages expenses decreased and increased from $146,780 and $760,886 in the three and nine months ended April 30, 2014, to $139,928 and $931,499 during the same periods in 2015, a decrease of 4.67% and an increase of 22.42% totaling $6,852 and $170,613, respectively. The overall increase is due to an increase in compensation to one of our directors and due share-based compensation to our CEO for acquiring Nutriband, his appointment to the Board of Directors, and his employment contract.

Equity Compensation

The Company issued stock bonuses of 37,657,463 million and 44,117,647 shares of common stock to the Company's CEO and Director respectively during the nine-months ended April 30, 2015.

Liquidity and Financial Condition

Working Capital
	April	July 31,
	2015	2014

Current Assets	$378,221	$531,825
Current Liabilities	$1,670,370	$1,235,919
Working Capital (deficit)	$(1,292,149)	$(704,094)

Cash Flows
	The Nine Months Ended
	April 30,
	2015	2014

Net Cash Provided by (Used in) Operating Activities	$(376,501)	$(600,315)
Net Cash Provided by (Used in) Investing Activities	$-	$638,397
Net Cash Provided by (Used In) Financing Activities	$336,539	$(1,670)
Decrease in Cash during the Period	$(39,962)	$36,412
Cash and Cash Equivalents, End of Period	$39,273	$47,451

The Company had current assets of $378,221 during the nine months ended April 30, 2015, as compared to $746,648 in the comparable period in 2014; the decrease is mostly due to the Company reducing the amounts of Accounts Receivable through collections, lower inventory levels, and reduced prepaid expenses, and increased cash payments to vendors in the current period.  The Company had current liabilities of $1,670,370 during the nine months ended April 30, 2015, as compared to $841,305 in the comparable period in 2014. The increase is mainly due to an increase in convertible notes, derivative liability, increase in unearned revenues, and an increase in accounts payable and accrued expenses due to a decrease in sales. The Company has incurred cumulative losses since inception of $4,757,634. As of April 30, 2015, the Company had a working capital deficit of ($1,292,149) due to reoccurring losses and borrowing to cover those losses during the nine months ended April 30, 2015, as compared to the same period in 2014.

Cash used in operating activities decreased to ($376,501) during the nine months ended April 30, 2015, as compared to ($600,315) in the comparable period in 2014. The decrease was mostly due to changes in net income (loss), accounts receivable, inventory, unearned revenue, share-based compensation, change in debt discount, and accounts payable.

Cash from financing activities decreased to $336,539 during the nine months ended April 30, 2015 as compared to 638,397 in the comparable period in 2014. The decrease was mostly due to decrease in borrowing of convertible notes coupled with a decrease in proceeds from related party notes payable and lines of credit.

Cash used in investing activities decreased to 0 during the nine months ended April 30, 2015 from $638,397 in the same period in 2014. The change is due to the company seeking funding through other sources.

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

As of April 30, 2015, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months. We anticipate substantial increases in our cash requirements which will require additional capital to be generated from the sale of Common Stock, the sale of Preferred Stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital. In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations. Failure to obtain additional financing would have a material adverse effect on our business operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

Although the Company intends to engage in a subsequent equity offering of its securities to raise additional working capital for operations, the Company has no firm commitments for any additional equity funding at the present time. However, during the nine months ended April 30, 2015, the Company obtained total proceeds of $229,500 by issuing four convertible notes for $73,500, $59,000, $65,000, and $33,000 in principal. Insufficient financial resources may require the Company to delay or eliminate all or some of its development, marketing and sales plans, which could have a material adverse effect on the Company's business, financial condition and results of operations. There is no certainty that the expenditures to be made by the Company will result in a profitable business proposed by the Company.

Subsequent Events
On May 12, 2015, KBM converted $12,890 of principal related to the April 30, 2014, convertible note, into 8,056,250 shares of the Company's common stock at $0.0016 per share. The remaining principal balance due after the conversion was $50,110.
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

Our significant accounting policies are summarized in Note 2 of our financial statements are included in the Company's Current Report on Form 10-K filed on November 13, 2014.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the nine months ended April 30, 2015, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

On March 20, 2014, the Company's subsidiary, Health Education Corporation ("Health Education"), was served a copy of a complaint filed by EpicEra Incorporated ("Epic") in the Utah Third Judicial District Court for the return of a $100,000 deposit paid by Epic to Health Education for the supply of nutritional products. On April 16, 2014, Health Education answered the Complaint and filed a counterclaim against Epic and third-party claims against eCosway USA, Inc. ("eCosway," which is Epic's owner), and its principals, for breach of a non-disclosure and non-circumvention agreement, unjust enrichment, fraud, and fraudulent nondisclosure. Health Education's claims alleged that (1) eCosway and its principals have defrauded Health Education and engaged in a scheme of corporate espionage to misappropriate Health Education's proprietary information and trade secrets to launch their new multilevel marketing company, Epic; (2) under the fraudulent guise of partnering with Health Education to have Health Education formulate and produce the health products to be sold by Epic's distributors, eCosway and its principals signed a non-disclosure and non-circumvention agreement that they had no intention of honoring in order to gain access to Health Education's proprietary information so that they could steal that information and use it for their own benefit; (3) Health Education relied upon the non-disclosure and non-circumvention agreement and misrepresentations of Epic, eCosway, and its principals, and disclosed the proprietary information and formulations, which Epic then appropriated as its own. Health Education's claims request general damages as well as punitive damages. On May 6, 2015, fact discovery concluded, and expert discovery has also concluded. Epic filed a motion for summary judgment on or about June 2, 2015, Health Education opposed the motion on or about June 19, 2015, and a hearing has been scheduled for September 9, 2015.
On January 16, 2015, the Company was served a copy of a complaint filed by NHK Laboratories, Inc., in the Superior Court of California, County of Los Angeles, arising out of an alleged breach of contract by the Company and seeking $79,769.92 in principal, plus interest and attorney fees. The Company retained local counsel who answered the complaint, and the case is currently in the discovery phase.

On June 24, 2015, Vis Vires Group, Inc., one of the Company's creditors, sent the Company a notice of default for the Company's failure to comply with the reporting requirements of the Exchange Act.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended April 30, 2015, the Company issued 9,604,070 shares of common stock to KBM Worldwide, Inc. ("KBM") related to three conversions by KBM of a convertible promissory note dated March 19, 2014, for a total of $33,000 in principal and $2,120 of interest. A conversion on February 9, 2015, converted $11,455 in principal into 2,793,902 shares of the Company's common stock. A conversion on March 4, 2015, converted $9,055 in principal into 2,382,895 shares of the Company's common stock.  A conversion on March 23, 2015, converted an additional $12,490 in principal and $2,120 interest into 4,427,273 shares of the Company's common stock. The issuances of these shares were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as there was no general solicitation, and the transactions did not involve a public offering.

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

Nutranomics, Inc.

Date: July 13, 2015	By:	/s/ Michael Doron
Michael Doron
Chief Executive Officer
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 13, 2015	/s/ Michael Doron
Michael Doron, Chief Executive Officer, Chief Financial Officer, and Director
Date: July 13, 2015	/s/ Tracy Gibbs
Tracy Gibbs, Director