Form 10-K
period 2015-09-30
NUTRANOMICS, INC.
filed 2015-11-13
CIK 1451433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________

FORM 10-K
_______________________________________________

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015

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
☒  Yes                           ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                            ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐           Accelerated Filer  ☐            Non-Accelerated Filer  ☐           Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes   ☒  No

On January 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $515,376, based upon the closing price on that date of the common stock of the registrant on the OTC Markets system of $0.0125.  For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of November 11, 2015, the registrant had outstanding 533,165,512 shares of common stock, $0.001 par value.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” below. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

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

PART I

Item 1.  Business

Our Corporate History and Background

We were incorporated in the State of Nevada on March 15, 2007.  We were incorporated to engage in the search for gold and related minerals. We were not able to establish mining operations and did not generate any revenues. We incurred losses since inception and needed to raise additional capital to fund our operations. Our sole asset was a 100% interest in the Sigatoka Gold claim located in the Republic of Fiji. We acquired the Sigatoka Gold claim for the sum of $5,000 from an unrelated third party on May 1, 2007. We were not able to raise the capital needed to carry out our business plan and then investigated merger and acquisition opportunities, which resulted in the share exchange transaction with Health Education. Our principal offices are located at 11487 South 700 East, Salt Lake City, UT 84020. Our telephone number is 801-576-8350. Our year end is July 31.

On September 13, 2013, we entered into a share exchange agreement with Health Education Corporation, a Utah corporation (“Health Education”), and its shareholders. Pursuant to the terms of the share exchange agreement, we agreed to acquire all 8,994,800 of the issued and outstanding shares of Health Education’s common stock in exchange for the issuance by our company of 25,005,544 shares of our common stock to the shareholders of Health Education. On September 19, 2013, we closed the share exchange by issuing the required 25,005,544 common shares to the Health Education shareholders. Concurrently, our former directors and officers, Ritesh Chandra Singh and Ranjana Bharat cancelled 25,000,000 shares of our common stock. As a result of these transactions, we changed our name to Nutranomics, Inc. and had 46,505,544 issued and outstanding common shares upon the closing of the share exchange with Health Education.

In the following description of our business, “we”, “us” and “our” refer to the registrant, Nutranomics, Inc., formerly Buka Ventures Inc., a Nevada corporation, from September 19, 2013, and Health Education Corporation dba NutraNomics, a Utah corporation, prior to September 19, 2013.

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

In addition to creating supplement formulations for other nutrition companies and marketing our own products, our operations have incorporated two recent important innovations, one of which was developed by Dr. Gibbs: Nutritional Blood Analysis (NBA), which quantifies a customer’s nutritional profile from a single drop of blood; and the patented Assimilation Enhancing System (AES™, US Patent Number 7,235,390), which was designed by Dr. Gibbs to improve the absorption of nutrients. The AES™ is a combination of enzymes and their co-factors that are designed to break down or digest nutrients more quickly so that the nutrients can be absorbed faster and more completely into the blood stream than if the AES™ were not present.

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

The Works

nutranomics®
The Works™
Whole Food Multi-Vitamin/Mineral
AES®
Patent #7,235,390
Dietary Supplement
120 Plant Cellulose Capsules
GMP

•	The Works is a whole food, multi-vitamin and mineral blend, containing vitamins and minerals
•	Contains the patented AES™
•	Contains the patented Glycoprotein Matrix® (GPM, Patent #6,864,231, #6,942,856, & #7,138,113)
•	Capsules are 100% Pure Hypromellose Capsules (HPMC). They are SLS-free (free of Sodium Lauryl Sulfate), TiO2-free (free of titanium dioxide), and do not contain carcinogens.

Mobility and Flexibility Complex

nutranomics®
Mobility & Flexibility Complex
AES
Patent #7,235,390
Dietary Supplement
120 Plant Cellulose Capsules
GMP Certified

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

Our Nutritional Blood Analysis is a powerful tool that one of our technicians and a customer can use to examine the customer’s blood cells on a video monitor, live, in real time. Using a single drop of blood, a trained technician can pinpoint several nutritional deficiencies in a 30-minute to 1-hour one-on-one session with the customer. Nutritional Blood Analysis empowers customers to understand their own unique nutritional profiles and needs, and bridges the gap between seeing a nutritional specialist and conducting general online research.

Lectures and Seminars

Educating potential and existing customers remains one of our primary marketing tools. Dr. Gibbs and other members of our staff are active keynote speakers at events and seminars targeted at medical professionals, health store operators, and individuals. The Company’s speakers and health educators have presented at numerous meetings and shows, including women’s associations, health shows, and private organizations.

Educational Courses and Materials

We have an educational course available on the subject of Live Cell Morphology.

Raw Materials, Production and Fulfillment

We outsource all of our production and fulfillment in order to maintain management’s focus on new product and market development. However, our commitment to the quality and consistency of our products is reflected in the selection of all aspects of production.  All of our supplements are processed by manufacturers with which we have longstanding relationships. To our knowledge, each follows the strictest Good Manufacturing Practices (GMPs) and quality controls to ensure purity in all of our products. We use facilities around the world to ensure that production will continue in the event of a disturbance in operation at any given location, and we source some of our raw materials directly.

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

The second tool is social media. We have a dedicated Social Media Manager that promotes Nutranomics products, multiple times daily, through Facebook, Twitter, LinkedIn, Pinterest, and other social media sites. Through this medium we are able to obtain referral customers, new customers, and educate our customers.

The third tool is email campaigns. We use proprietary software to email our customer lists newsletters, pricing updates, and promotional offers resulting in increased sales.

Wholesale/Outlet

Wholesale sales currently constitute approximately 15% of our revenue. However, with only approximately 163 retail stores out of thousands of health/food store outlets in the market carrying our products, the potential for growth is substantial.

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

While this method is slower than going in through distributors, we believe that the educational component is critical to our long-term success. Not only does it provide customers with a true “value,” but it also enables participating retailers to differentiate themselves from competitors. Our marketing focus is on contrasting our products with our competitors’ as we are dedicated to using all-natural ingredients and 100% carcinogen-free capsules. Once our representative has established a relationship with the retail operator, our approach is to ask store owners to highlight the advantages of our product line—all natural, the AES feature, and carcinogen-free capsules—then encourage them to drop any product that cannot compare favorably with our products. This approach has proven effective, and the costs of placing our products in retail locations have been minimized as compared to using a large distributor.

International Sales

International sales have come primarily as a result of the efforts of Dr. Gibbs and his relationships within these markets. We currently sell products in 19 countries, with the majority of international sales generated in Japan and Taiwan. Our success in Japan, one of the only regulated nutraceutical markets in the world, has resulted in entry to neighboring Taiwan, the Philippines, Malaysia, Singapore, and Thailand. In July 2013, the company hired a Sales Director to increase sales in Asia, which increased sales in Cambodia, Singapore, and the Philippines. We also have sales in Korea, Czech Republic, Manila, Sweden, and Trinadad.

Private Labeling

We can re-brand any NutraNomics product with a private label as long as the customer is selling the product in a territory or country where our products are not being sold. If desired, we can assist with the design, production, and shipping of packages.

Custom Formulations

We can develop a product line specifically tailored to a customer’s needs. To date, we have formulated products for numerous OEM clients, including vitamins, enzymes, antioxidants, minerals, amino acids, cosmetics, and toiletries. In addition to the custom formulas we provide these clients, we incorporate our patented AES™ system.

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

 The North America and Asia Pacific nutraceutical market is expected to have a market share of 39.2% and 30.4%, respectively in 2017. The dietary supplement market will be the fastest growing market from 2012 to 2017 as it may help in improving the body’s ability to heal and protect itself. This report categorizes the nutraceutical market into six geographic regions, namely North America, Western Europe, Eastern Europe, Asia-Pacific, Latin America, and the Middle East & Africa.

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

Many of our competitors have had longer operating histories, better brand recognition and greater financial resources than we do.  In order for us to successfully compete in our industry, we will need to develop our brand, leverage our management’s contacts and business experience to develop a wider customer base, develop a comprehensive marketing system for retail clients, and increase our financial resources.

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

Intellectual Property

We originally acquired the rights, via license with our founder, to US patent #7,235,390 B2 for the Assimilation Enhancing System (AES™) (there is also a patent pending for the AES™ in Japan). The AES™ is a combination of enzymes and their co-factors that are designed to break down or digest nutrients more quickly so that the nutrients can be absorbed faster and more completely into the blood stream than if the AES™ were not present.  We also have various trademarks and logo registrations in several countries (e.g., China trademark for NutraNomics logo, application #9729947).

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

On March 10, 2013, we (Health Education) entered into License and Distribution Agreement with Nutriband USA, LLC (“Nutriband”) to nonexclusively research and develop a dermal patch nutrient delivery system, and exclusively license and distribute nutritional supplement dermal patches (the “Nutriband Products”) in the United States and Canada, for which Nutriband would receive a 10% royalty on our gross sales of any Nutriband Products. The license would only be terminated by the agreement of both parties.

On November 18, 2013, our wholly owned subsidiary, Health Education, entered into a License with Genesar Nutraceuticals, LLC dba Genesar Nutraceuticles, a Utah limited liability company (“Genesar”), wherein Health Education received a worldwide exclusive license to all rights relating to, and intellectual property regarding, GenEpic™, a dietary supplement, and Genesar was entitled to receive 100,000 restricted shares of Company common stock, a royalty fee of $4/box of 30 sachets of GenEpic sold by Health Education beginning after 4,000 boxes of product had been sold, and a payment of $160,000, due by December 1, 2013. The agreement included Company exclusivity rights in a multitude of Pac/Asia countries, as well as first rights of refusal to global distribution. The License Agreement had an initial term of 36 months, with the term renewing for another 36-month term unless terminated by either party providing 90 days written notice to the other party prior to the end of the term. On August 5, 2014, as we had only paid $140,000 of the required $160,000 payment to Genesar, the Company and Genesar amended the agreement to (1) adjust the royalty fee from $4/box to $5/box, (2) require royalty payments to be paid on the 20th of each month following the end of each of the Company’s fiscal quarters, (3) add a minimum royalty payment of $25,000 per year, and (4) restructure the $140,000 paid to Genesar from being considered an advance on royalties into a one-time license payment. Our founder, former CEO, and current director, Dr. Gibbs, is a non-managing minority member of Genesar.

On January 26, 2015, we entered into a Share Exchange Agreement with Nutriband’s owner, Nutriband Ltd., an Irish private limited company ("Nutriband Ireland"), and its shareholders to acquire 100% of Nutriband Ireland in exchange for (1) the issuance of 3,172,554 shares of the Company's common stock to Nutriband Ireland's shareholder, Gareth Sheridan, and (2) the payment of a perpetual 10% royalty on gross global sales of all Nutriband products to the Nutriband Ireland shareholders. We have not yet sold any Nutriband Products.

Also on January 26, 2015, our subsidiary, Health Education entered into a Bill of Sale and Assignment (the "Assignment") to purchase from Dr. Tracy Gibbs, our former CEO and current director, 100% of his rights, title and interest in and to the Assimilation Enhancing System (AES™) and related patent (US Patent Number 7,235,390) and intellectual property, in exchange for the issuance of 44,117,647 shares of the Company's common stock. The Assignment terminated the AES License and Royalty Agreement between Health Education and Dr. Gibbs dated as of June 14, 2007, and the issuance of the shares to Dr. Gibbs under the assignment satisfied outstanding royalties owed to Dr. Gibbs.

On August 25, 2015, the prior agreements between Heath Education and Genesar were superseded by a new license agreement between the Company and Genesar , wherein the Company received a worldwide exclusive license to all rights relating to, and intellectual property regarding, GenEpic™, a dietary supplement, conditionally based on the Company selling 10,000 units of GenEpic between the last quarter of 2015 and 2016, 20,000 units in 2017, 40,000 units in 2018, 50,000 units in 2019, 60,000 units in 2020 and 65,000 units ongoing annually from 2021 on. The Company agreed to pay Genesar a royalty equal to $6.50 per box sold by the Company with the exception of sales for clinical trials. The license agreement shall be perpetual except by mutual written consent of the parties, or may be terminated if the other party breaches the agreement and fails to cure such breach within 30 days of the date that written notice of the breach is given.

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

Generally, under the FFDC Act, dietary ingredients that were marketed in the United States prior to October 15, 1994 may be used in dietary supplements without notifying the FDA. “New” dietary ingredients (i.e., dietary ingredients that were “not marketed in the United States before October 15, 1994”) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been “present in the food supply as an article used for food” without being “chemically altered”. A new dietary ingredient notification must provide the FDA with evidence of a “history of use or other evidence of safety” establishing that use of the dietary ingredient “will reasonably be expected to be safe”. A new dietary ingredient notification must be submitted to the FDA at least 75 days before it is initially marketed. The FDA may determine that a new dietary ingredient notification does not provide an adequate basis to conclude that the ingredient is reasonably expected to be safe. Such a determination could prevent the marketing of the dietary ingredient. The FDA recently issued draft guidance governing the notification for new dietary ingredients. Although FDA guidance is not mandatory, and companies are free to use an alternative approach if the approach satisfies the requirements of applicable laws and regulations, FDA guidance is a strong indication of the FDA’s “current thinking” on the topic discussed in the guidance, including its position on enforcement. At this time, it is difficult to determine whether the draft guidance, if finalized, would have a material impact on our operations. However, if the FDA were to enforce the applicable statutes and regulations in accordance with the draft guidance as written, this manner of enforcement could require us to incur additional expenses, which could be significant, and negatively impact our business in several ways, including, but not limited to, enjoining the manufacturing of our products until the FDA determines that we are in compliance and can resume manufacturing, which could increase our liability and reduce our growth prospects.

The Dietary Supplement Labeling Act of 2011, which was introduced in July 2011 (S1310), would amend the FFDC Act to, among other things, (i) require dietary supplement manufacturers to register the dietary supplements that they manufacture with the FDA (and provide a list of the ingredients in and copies of the labels and labeling of the supplements), (ii) mandate the FDA and the Institute of Medicine (a non-governmental, nonprofit organization that provides advice to the public and decision makers, such as the FDA, concerning health issues) to identify dietary ingredients that cause potentially serious adverse effects, (iii) require warning statements for dietary supplements containing potentially unsafe ingredients and (iv) require that the FDA define the term “conventional food”. If the bill is reintroduced and enacted, it could restrict the number of dietary supplements available for sale, increase our costs, liabilities and potential penalties associated with manufacturing and selling dietary supplements, and reduce our growth prospects.

The Dietary Supplement Safety Act (S3002) was introduced in February 2010 and would repeal the provision of DSHEA that permits the sale of all dietary ingredients sold in dietary supplements marketed in the United States prior to October 15, 1994, and instead permit the sale of only those dietary ingredients included on a list of Accepted Dietary Ingredients to be issued and maintained by the FDA. The bill also would allow the FDA to: impose a fine of twice the gross profits earned by a distributor on sales of any dietary supplement found to violate the law; require a distributor to submit a yearly report on all non-serious adverse event reports received during the year to the FDA; and allow the FDA to recall any dietary supplement it determines with “a reasonable probability” would cause serious adverse health consequences or is adulterated or misbranded. The bill also would require any dietary supplement distributor to register with the FDA and submit a list of the ingredients in and copies of the labels of its dietary supplements to the FDA and thereafter update such disclosures yearly and submit any new dietary supplement product labels to the FDA before marketing any dietary supplement product. If this bill is reintroduced and enacted, it could severely restrict the number of dietary supplements available for sale and increase our costs and potential penalties associated with selling dietary supplements.

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

Under the current provisions of the FFDC Act, there are four categories of claims that pertain to the regulation of dietary supplements. First are health claims that describe the relationship between a nutrient or dietary ingredient and a disease or health related condition and can be made on the labeling of dietary supplements if supported by significant scientific agreement and authorized by the FDA in advance via notice and comment rulemaking. Second are nutrient content claims which describe the nutritional value of the product and may be made if defined by the FDA through notice and comment rulemaking and if one serving of the product meets the definition. Third are statements of nutritional support or product performance. The FFDC Act permits “statements of nutritional support” to be included in labeling for dietary supplements without FDA pre-market approval. These statements must be submitted to the FDA within 30 days of marketing and may describe how a particular dietary ingredient affects the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being, but may not expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat or prevent a disease. A company that uses a statement of nutritional support in labeling must possess scientific evidence substantiating that the statement is truthful and not misleading. The fourth category are drug claims, representations that a product is intended to diagnose, mitigate, treat, cure or prevent a disease, are prohibited from use in the labeling of dietary supplements, and we make no drug claims regarding our products.

We may make claims for our dietary supplement products regarding three of the four categories, that are statements of nutritional support, health claims and nutrient content claims when authorized by the FDA, or that otherwise are allowed by law. The FDA’s interpretation of what constitutes an acceptable statement of nutritional support may change in the future, thereby requiring that we revise our labeling. These regulatory activities include those discussed above concerning products marketed before October 15, 1994 or afterwards, and the requirements of 75 days advance notice to the FDA before marketing products containing new dietary ingredients. There is no assurance that the FDA will accept the evidence of safety for any new dietary ingredients that we may wish to market, and the FDA’s refusal to accept that evidence could prevent the marketing of the new dietary ingredients and dietary supplements containing a new dietary ingredient. If the FDA determines that a particular statement of nutritional support is an unacceptable drug claim, conventional food claim or an unauthorized version of a “health claim”, or, if the FDA determines that a particular claim is not adequately supported by existing scientific data or is false or misleading, we would be prevented from using the claim.

In addition, DSHEA provides that so-called “third-party literature”, e.g., a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used “in connection with the sale of a dietary supplement to consumers” without the literature being subject to regulation as labeling. The literature: (1) must not be false or misleading; (2) may not “promote” a particular manufacturer or brand of dietary supplement; (3) must present a balanced view of the available scientific information on the subject matter; (4) if displayed in an establishment, must be physically separate from the dietary supplements; and (5) should not have appended to it any information by sticker or any other method. If the literature fails to satisfy each of these requirements, we may be prevented from disseminating such literature with our products, and any dissemination could subject our product to regulatory action as an illegal drug.

Our dietary supplements must also comply with the Dietary Supplement and Nonprescription Drug Consumer Protection Act, which became effective on December 22, 2007. This law amends the FFDC Act to mandate that we report to the FDA any reports of serious adverse events that we receive. Under the law, an “adverse event” is any health-related event associated with the use of a dietary supplement that is adverse, and a “serious adverse event” is any adverse event that results in death, a life-threatening experience, inpatient hospitalization, a persistent or significant disability or incapacity, or a congenital anomaly or birth defect, or requires, based on reasonable medical judgment, a medical or surgical intervention to prevent one of these outcomes. Serious adverse event reports received through the address or phone number on the label of a dietary supplement, as well as all follow-up reports of new medical information received within one year after the initial report, must be submitted to the FDA no later than 15 business days after the report is received. The law also requires recordkeeping for reports of non-serious adverse events as well as serious adverse events for six years following the event, and these records are subject to FDA inspection.

In June 2007, pursuant to the authority granted by the FFDC Act as amended by DSHEA, the FDA published detailed current good manufacturing practice, or cGMP, regulations that govern the manufacturing, packaging, labeling and holding operations of dietary supplement manufacturers. The cGMP regulations, among other things, impose significant recordkeeping requirements on manufacturers. The cGMP requirements are in effect for all manufacturers, and the FDA is conducting inspections of dietary supplement manufacturers pursuant to these requirements. There remains considerable uncertainty with respect to the FDA’s interpretation of the regulations and their actual implementation in manufacturing facilities. The failure of a manufacturing facility to comply with the cGMP regulations renders products manufactured in such facility “adulterated”, and subjects such products and the manufacturer to a variety of potential FDA enforcement actions.

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

The FDA has broad authority to enforce the provisions of federal law applicable to dietary supplements, including powers to issue a public warning or notice of violation letter to a company, publicize information about illegal products, detain products intended for import, require the reporting of serious adverse events, require a recall of illegal or unsafe products from the market, and request the Department of Justice to initiate a seizure action, an injunction action or a criminal prosecution in the U.S. courts. The FSMA expands the reach and regulatory powers of the FDA with respect to the production and importation of food, including dietary supplements. The expanded reach and regulatory powers include the FDA’s ability to order mandatory recalls, administratively detain domestic products, require certification of compliance with domestic requirements for imported foods associated with safety issues and administratively revoke manufacturing facility registrations, effectively enjoining manufacturing of dietary ingredients and dietary supplements without judicial process. The regulation of dietary supplements may increase or become more restrictive in the future.

Our failure to comply with applicable FDA regulatory requirements could result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions.

Our advertising of dietary supplement products is subject to regulation by the FTC under the FTCA. Section 5 of the FTCA empowers the FTC to prohibit unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. Section 12 of the FTCA provides that the dissemination of any false advertisement for the purpose of inducing, directly or indirectly, the purchase of drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice. Additionally, under the FTC’s Substantiation Doctrine, an advertiser is required to have a “reasonable basis” for all objective product claims before the claims are made. Failure to adequately substantiate claims may also be considered an unfair or deceptive practice. Pursuant to this FTC requirement, we are required to have adequate substantiation for all material advertising claims made for our products.

On November 18, 1998, the FTC issued “Dietary Supplements: An Advertising Guide for Industry.” This guide provides marketers of dietary supplements with guidelines for applying FTC law to dietary supplement advertising and reiterates and explains the FTC’s “reasonable basis” determination. It includes examples of the principles that should be used when interpreting and substantiating dietary supplement advertising. Although the guide provides additional explanation, it does not substantively change the FTC’s existing policy that all supplement marketers have an obligation to ensure that claims are presented truthfully and to verify that such claims are adequately substantiated.

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

Possible New Legislation or Regulation

Legislation may be introduced which, if passed, would impose substantial new regulatory requirements on dietary supplements. For example, although not yet reintroduced in this session of Congress, bills have been repeatedly proposed in past sessions of Congress which would subject the dietary ingredient dehydroepiandrosterone, or DHEA, to the requirements of the Controlled Substances Act, which would prevent the sale of products containing DHEA. In March 2009, the General Accounting Office, or GAO, issued a report that made four recommendations to enhance the FDA’s oversight of dietary supplements. The GAO recommended that the Secretary of the Department of Health and Human Services direct the Commissioner of the FDA to: (1) request authority to require dietary supplement companies to identify themselves as a dietary supplement company and update this information annually, provide a list of all dietary supplement products they sell and a copy of the labels and update this information annually, and report all adverse events related to dietary supplements, not just serious adverse events; (2) issue guidance to clarify when an ingredient is considered a new dietary ingredient, the evidence needed to document the safety of new dietary ingredients, and appropriate methods for establishing ingredient identity; (3) provide guidance to industry to clarify when products should be marketed as either dietary supplements or conventional foods formulated with added dietary ingredients; and (4) coordinate with stakeholder groups involved in consumer outreach to identify additional mechanisms for educating consumers about the safety, efficacy, and labeling of dietary supplements, implement these mechanisms, and assess their effectiveness. These recommendations could lead to increased regulation by the FDA or future legislation concerning dietary supplements.

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

We incurred $2,093 and $32,233 in research and development expenses during the years ended July 31, 2015 and 2014, respectively.

Employees

As of July 31, 2015, we had 6 full-time employees. We also currently engage independent contractors in the areas of accounting, legal and auditing services, corporate finance, as well as marketing and business development.  The remuneration paid to our officers and directors is more completely described elsewhere in this report in the “Executive Compensation” section.

Available Information

All reports of the Company filed with the SEC are available free of charge through the SEC’s web site at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

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
An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.
Risks Related to Our Business
There is doubt about our ability to continue as a going concern due to our operating history of net losses after consideration of income taxes, negative working capital and insufficient cash flows, and lack of liquidity to pay our current obligations, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements, at this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the generation of revenue, the sale of our common stock, or through financing to sustain the company over the next twelve months. We do not have enough cash on hand to meet our obligations over the next twelve months. As discussed in Note 2 to our financial statements for the years ended July 31, 2015 and 2014, the fact that we have generally had net losses, that we had negative working capital and insufficient cash flows from operation as of July 31, 2015, and do not have the requisite liquidity to pay our current obligations, raise substantial doubt about our ability to continue as a going concern.

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

We have a single customer that accounts for a substantial portion of our revenues, and three vendors that are our major suppliers, and our business would be harmed were we to lose this customer or these vendors.

One of our customers makes up approximately 21% and 38% of our total sales for the years ending July 31, 2015 and 2014, and five of our suppliers make up approximately 47% and 63% of our total purchases for the years ending July 31, 2015 and 2014.  We do not have purchase or supply agreements with this customer or these suppliers governing future orders, and were we to lose this customer or these suppliers, our business would be harmed.  Our revenues would significantly decline were we to lose this customer, and our cost of goods sold would increase were we to lose these suppliers.

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

We maintain insurance, including property, general and product liability, and workers’ compensation to protect ourselves against potential loss exposures. In the future, insurance coverage may not be available at adequate levels or on adequate terms to cover potential losses, including on terms that meet our customer’s requirements. If insurance coverage is inadequate or unavailable, we may face claims that exceed coverage limits or that are not covered, which could increase our costs and adversely affect our operating results.

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

We permit the return of damaged or defective products and accept limited amounts of product returns in certain instances. While such returns have historically been nominal and within management’s expectations and the provisions established, future return rates may differ from those experienced in the past. Any significant increase in damaged or defective products or expected returns could have a material adverse effect on our operating results for the period or periods in which such returns materialize.

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

Our contract manufacturers’ failure to achieve and maintain high manufacturing standards, in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in consumer injury or death, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. Contract manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. Our existing manufacturers and any future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business. In the event of a natural disaster, business failure, strike or other difficulty, we may be unable to replace a third-party manufacturer in a timely manner and the production of our products would be interrupted, resulting in delays, additional costs and reduced revenues.

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

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the over-the-counter Bulletin Board quotation system in which shares of our common stock are listed, have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including the following, some of which are beyond our control:

	variations in our operating results;
	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
	changes in operating and stock price performance of other companies in our industry;
	additions or departures of key personnel; and
	future sales of our common stock.

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

Our shares are classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 (the “Exchange Act”) which imposes additional sales practice requirements on brokers-dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, broker-dealers must make a special suitability determination and receive a written agreement prior from you to making a sale on your behalf. Because of the imposition of the foregoing additional sales practices, it is possible that broker-dealers will not want to make a market in our common stock. This could prevent you from reselling your shares and may cause the value of your investment to decline.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may limit your ability to buy and sell our common stock, which could depress the price of our shares.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

Volatility in our common share price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility as compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

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

We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and FINRA.  We expect these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting and the independent auditors to attest to the effectiveness of such internal controls and the evaluation performed by management. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. The Public Company Accounting Oversight Board, or PCAOB, has adopted documentation and attestation standards that the independent auditors must follow in conducting its attestation under Section 404. We are currently preparing for compliance with Section 404; however, there can be no assurance that we will be able to effectively meet all of the requirements of Section 404 as currently known to us in the currently mandated timeframe. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting or our independent auditors providing an adverse opinion regarding management’s assessment. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

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

A majority of the outstanding shares of our common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”) (“Rule 144”). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that one year following a company ceasing to be a “shell company” and filing Form 10 information with the SEC to that effect, a non-affiliate who has held restricted securities for a period of at least six months may sell their shares of common stock. Under Rule 144, affiliates who have held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale (the four calendar week rule does not apply to companies quoted on the OTCQB). A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

Because we were once a “shell company,” if we ever become delinquent with the filing of our reports, Rule 144 will no longer be available until and unless we become current.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

Our principal offices are located at 11487 South 700 East, Salt Lake City, Utah, 84020. Our telephone number is 801-576-8350. Our office is approximately 3,000 square feet in size. The lease expires on December 31, 2015. Pursuant to the lease, the rent for the fiscal years ended July 31, 2015 and 2014, totaled $49,625 and $50,115, respectively.

The Company has three separate subleases for three rooms totaling 1,500 square feet of their Draper office space to three individuals on a month-to-month basis. Two of the subleases were terminated in September 2013 and October 2013. Pursuant to the sublease agreements, the monthly rent received for the fiscal years ended July 31, 2015 and 2014, totaled $0 and $1,850, respectively.

The Company leased certain machinery and equipment in 2013 under an agreement that is classified as an operating lease. The lease expired on July 15, 2013, and is now leased on a month-to-month basis. Rent expense under the operating lease totaled $3,479 and $4,346 at July 31, 2015 and 2014, respectively.

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

On November 22, 2013, the Company, through counsel, sent a demand to Zions Bank (“Zions”) in connection with the three wires sent by Zions pursuant to oral instructions received from the person fraudulently identifying himself as Dr. Gibbs via telephone (totaling $208,920), for an immediate credit to the Company’s bank account of all unrecovered funds from those wires (totaling $54,028).  On January 7, 2014, the Company settled with Zions in full, and Zions paid the Company $27,014.

On March 20, 2014, the Company’s subsidiary, Health Education Corporation (“Health Education”), was served a copy of a complaint filed by EpicEra Incorporated (“Epic”) in the Utah Third Judicial District Court for the return of a $100,000 deposit paid by Epic to Health Education for the supply of nutritional products. On April 16, 2014, Health Education answered the Complaint and filed a counterclaim against Epic and third-party claims against eCosway USA, Inc. (“eCosway,” which is Epic’s owner), and its principals, for breach of a non-disclosure and non-circumvention agreement, unjust enrichment, fraud, and fraudulent nondisclosure. Health Education’s claims alleged that (1) eCosway and its principals have defrauded Health Education and engaged in a scheme of corporate espionage to misappropriate Health Education’s proprietary information and trade secrets to launch their new multilevel marketing company, Epic; (2) under the fraudulent guise of partnering with Health Education to have Health Education formulate and produce the health products to be sold by Epic’s distributors, eCosway and its principals signed a non-disclosure and non-circumvention agreement that they had no intention of honoring in order to gain access to Health Education’s proprietary information so that they could steal that information and use it for their own benefit; (3) Health Education relied upon the non-disclosure and non-circumvention agreement and misrepresentations of Epic, eCosway, and its principals, and disclosed the proprietary information and formulations, which Epic then appropriated as its own. Health Education’s claims request general damages as well as punitive damages. On May 6, 2015, fact discovery concluded, and expert discovery has also concluded. Epic filed a motion for summary judgment on or about June 2, 2015, Health Education opposed the motion on or about June 19, 2015, and a hearing was scheduled for September 9, 2015. After receiving arguments, the court ruled that EpicEra’s motion for summary judgment was denied in part and granted in part, ordering that the case would be tried regarding whether Nutranomics was entitled to offset the Epic deposit by purchases it made and labor it used in performing on the purchase order with EpicEra, and as to the breach of contract claim filed by Nutranomics against EpicEra for not fulfilling the purchase order agreement, while Nutranomics’s claims against eCosway and Glenn Jensen for Breach of the Non-Disclosure and Non-Circumvention agreement were dismissed based on insufficient proof of damages. On September 30, 2015, Wrona, Gordon & DuBois withdrew as counsel for Nutranomics.

On January 16, 2015, the Company was served a copy of a complaint filed by NHK Laboratories, Inc., in the Superior Court of California, County of Los Angeles, arising out of an alleged breach of contract by the Company and seeking $79,769.92 in principal, plus interest and attorney fees. The Company retained local counsel who answered the complaint. On October 21, 2015, the court ordered Nutranomics to provide additional documentation to the plaintiff, and Nutranomics is currently providing the requested documentation.

On June 24, 2015, KBM Worldwide, Inc. and Vis Vires Group, Inc., two of the Company's creditors, sent the Company notices of default for the Company's failure to comply with the reporting requirements of the Exchange Act.

On or about October 16, 2015, the Company’s subsidiary, Health Education Corporation (“Health Education”), and our founder and director, Tracy Gibbs (“Gibbs”), were served a copy of a complaint filed by KeyBank in the Utah Third Judicial District Court for breach of contract of a loan made by KeyBank to Health Education and guaranteed by Gibbs (the “Loan”). The Loan was entered into on or August 28, 2012, and KeyBank alleged that it was owed outstanding principal of approximately $173,370.80, with additional amounts due for accrued interest, late fees, and attorney fees. Health Education negotiated a repayment plan with KeyBank, entering into a forbearance agreement on or about November 9, 2015, with an effective date of November 5, 2015, pursuant to which Health Education would immediately pay KeyBank $25,578.01, interest only of approximately $914.40 on December 1, 2015, and the full amount due under the loan documents, or approximately $156,506.75 on or before December 31, 2015, with both Health Education and Gibbs signing confessions of judgment to be filed by KeyBank if the agreed amounts were not paid.  On November 10, 2015, Health Education paid KeyBank $25,578.01 as agreed.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is traded on the OTCQB under the symbol “NNRX.”  The range of high and low closing bid quotations for the Company’s common stock during each quarter of the fiscal years ended July 31, 2015 and 2014, is shown below, as quoted by http://finance.yahoo.com. Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

Stock Quotations

Quarter Ended	High	Low
October 31, 2013	$1.4300	$0.0100
January 31, 2014	$1.2300	$0.2560
April 30, 2014	$0.3250	$0.0607
July 31, 2014	$0.1100	$0.0602
October 31, 2014	$0.0800	$0.0166
January 31, 2015	$0.0590	$0.0085
April 30, 2015	$0.0048	$0.0003
July 31, 2015	$0.0048	$0.0003

The future sale of the Company’s presently outstanding “unregistered” and “restricted” common stock by present members of management and persons who own more than five percent of the Company’s outstanding voting securities may have an adverse effect on any “established trading market” that may develop in the shares of the Company’s common stock.

Holders

As of November 3, 2015, the Company had 35 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The Company does not know the number of beneficial owners of such shares.

Dividend Distributions

We have not historically distributed dividends to stockholders, nor do we intend to do so in the foreseeable future.

Securities authorized for issuance under equity compensation plans

The Company does not have any securities authorized for issuance under equity compensation plans.

Penny Stock

Our common stock is considered “penny stock” under the rules the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

-    contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;
-    contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;
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

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Related Stockholder Matters

None.

Purchase of Equity Securities

None.

Unregistered Sales of Equity Securities

On May 12, 2015, the Company issued 8,056,250 shares of the Company’s common stock to KBM Worldwide, Inc. (“KBM”), in partial satisfaction of its obligations under, and the holder’s election to convert a portion of, the Convertible Promissory Note dated April 30, 2014, with an original principal amount of $63,000 and held by KBM.

On June 17, 2015, the Company issued 4,500,000 shares of the Company’s common stock to JMJ Financial (“JMJ”), in partial satisfaction of its obligations under, and the holder’s election to convert a portion of, the $350,000 Convertible Note dated December 2, 2014, with an original principal and interest amount of $68,444 and held by JMJ.

On June 19, 2015, the Company issued 11,921,055 shares of the Company’s common stock to Typenex Co-Investment, LLC (“Typenex”), in partial satisfaction of its obligations under, and the holder’s election to convert a portion of, the Secured Convertible Promissory Note dated December 2, 2014, in the face amount of $224,000 and with an original principal amount of $59,000, and held by Typenex.

On July 15, 2015, the Company issued 8,453,608 shares of the Company’s common stock to KBM Worldwide, Inc. (“KBM”), in partial satisfaction of its obligations under, and the holder’s election to convert a portion of, the Convertible Promissory Note dated April 30, 2014, with an original principal amount of $63,000 and held by KBM.

On July 17, 2015, the Company issued 9,690,000 shares of the Company’s common stock to JMJ, in partial satisfaction of its obligations under, and the holder’s election to convert a portion of, the $350,000 Convertible Note dated December 2, 2014, with an original principal and interest amount of $68,444 and held by JMJ.

On July 20, 2015, the Company issued 3,793,686 shares of the Company’s common stock to LG Capital Funding, LLC (“LG”), in partial satisfaction of its obligations under, and the holder’s election to convert a portion of, the Nutranomics, Inc. 8% Convertible Redeemable Note Due December 2, 2015, with an original principal amount of $73,500 and held by LG.

On July 27, 2015, the Company issued 8,447,368 shares of the Company’s common stock to KBM, in partial satisfaction of its obligations under, and the holder’s election to convert a portion of, the Convertible Promissory Note dated April 30, 2014, with an original principal amount of $63,000 and held by KBM.

On July 28, 2015, the Company issued 10,790,000 shares of the Company’s common stock to JMJ, in partial satisfaction of its obligations under, and the holder’s election to convert a portion of, the $350,000 Convertible Note dated December 2, 2014, with an original principal and interest amount of $68,444 and held by JMJ.

On July 29, 2015, the Company issued 16,900,000 shares of the Company’s common stock to Typenex, in partial satisfaction of its obligations under, and the holder’s election to convert a portion of, the Secured Convertible Promissory Note dated December 2, 2014, in the face amount of $224,000 and with an original principal amount of $59,000, and held by Typenex.

On July 30, 2015, the Company issued 8,433,333 shares of the Company’s common stock to KBM, in partial satisfaction of its obligations under, and the holder’s election to convert a portion of, the Convertible Promissory Note dated April 30, 2014, with an original principal amount of $63,000 and held by KBM.

The securities issued above were issued pursuant to exemptions from registration requirements relying on Section 4(a)(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933 as there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act and Rule 144.

Item 6. Selected Financial Data.

As the Company is a “smaller reporting company,” this item is not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended July 31, 2015 and 2014, that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 8 of this current report.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Introduction and Overview

The Company evaluates financial condition and operational performance through the hiring of various industry experienced employees and outsourced professionals to gain visibility within and outside of the Company’s environment. The Company currently earns revenues through product sales and by providing Nutritional Blood Analysis (“NBA”) services and has not earned income from educational services. The Company’s management team believes that its success depends on the Company’s ability to raise additional capital and increase product sales by selling in multiple international markets. By doing so, the Company believes that it will be able to successfully implement its business plan and achieve profitability.

Results of Operations

For the Years Ended July 31, 2015 and 2014

Our operating results for the years ended July 31, 2015 and 2014, are summarized as follows:

	The Year Ended
	Jul 31,
	2015	2014

Revenues	$1,789,325	$2,402,769
Cost of Sales	$(900,478)	$(1,655,580)
Operating Expenses	$(1,724,939)	$(2,664,628)
Loss on settlement of fruadulent activity	$-	$(37,664)
Change in fair value of derivative	$88,950	$14,458
Interest Expense	$(471,336)	$(231,597)
Net Income (Loss)	$(1,217,479)	$(2,172,242)

Our business model currently generates revenues from two primary sources:

1)	Product sales: 99.88% in 2015 and 99.60% in 2014
2)	NBA services: 0.12% in 2015 and 0.40% in 2014

The revenues from product sales decreased from $2,393,071 in the fiscal year ending July 31, 2014, to $1,787,246 in the fiscal year ending July 31, 2015, a decrease of 25.32% totaling $605,825. Decrease in sales is due to several factors, among others, due to the loss of major customers related to manufacturing delays, operational efficiencies, and a lack of investments in sales. The company has since restructured several of these processes and is investing currently developing new customer relationships. The revenues from NBA services decreased from $9,698 in the 2014 fiscal year to $2,079 in the 2015 fiscal year, a decrease of $7,619. The decrease NBA’s is due to staff focused other priorities.

Revenue derived from sales in the Americas totaled $868,054, or 48.51%, in the 2015 fiscal year as compared to $1,594,361, or 66.36%, in the 2014 fiscal year. Revenue derived from sales outside of the Americas totaled $921,271, or 51.49%, in the 2015 fiscal year as compared to $808,408, or 33.64%, in the 2014 fiscal year.

Revenues derived from product sales totaled 1,787,246, or 99.88%, in the 2015 fiscal year as compared to $2,393,071 or 99.60%, in 2014. The Company also derived revenue from NBA services in the amount of $2,079, or 0.12%, in 2015 as compared to $9,698, or .40%, in the 2014 fiscal year. The Company did not derive revenue from educational services in 2015 or 2014.

The cost of sales decreased from $1,655,580 in the 2014 fiscal year to $900,478 in the 2015 fiscal year, a decrease of 45.61% totaling $755,102. The decrease directly relates to a decrease in product sales in 2015, the decrease relates loss in customers due to a manufacturer that wasn’t timely in producing products. We have since switch manufacturers and expect to regain those clients in the last quarter of 2015.

Interest expense increased from $231,597 in the 2014 fiscal year to $471,336 in the 2015 fiscal year, an increase of 103.52% totaling $239,739. The increase is due to the Company receiving funding pursuant to five convertible notes during 2015 fiscal year.

One of our customers makes up approximately 21% and 38% of our total sales for the years ending July 31, 2015 and 2014, and five of our suppliers make up approximately 81% and 87% of our total purchases for the years ending July 31, 2015 and 2014. While we have had simple purchase orders with this customer and these suppliers in the past (for quantities of our supplements and supplement ingredients at various prices and negotiated on a case-by-case basis), we do not have and have never had production or supply agreements with this customer or these suppliers, we do not have purchase or supply agreements with this customer or these suppliers governing future orders, and were we to lose this customer or these suppliers, our business would be harmed. Our revenues would significantly decline were we to lose this customer, and our cost of goods sold would increase were we to lose these suppliers.

Expenses

For the Years Ended July 31, 2015 and 2014

Our operating expenses for the years ended July 31, 2015 and 2014, are outlined in the table below:

	The Year Ended
	Jul 31,
	2015	2014

General and administrative	$375,759	$640,231
Advertising and marketing	$76,471	$156,708
Professional fees	$259,071	$925,890
Research and development	$2,093	$32,233
Salaries and wages	$1,011,545	$909,566
Total	1,724,939	2,664,628

Our total operating expenses for the year ended July 31, 2015, were $1,724,939 as compared to $2,664,628 for the year ended July 31, 2014, an decrease of 35.27% totaling $939,689. The decrease in operating expenses during fiscal 2015 is due mostly to a decrease in professional fees related to obtaining more favorable terms with vendors and renegotiating professional fees.

General and administrative expense decreased from $640,231 in fiscal 2014 to $375,759 in fiscal 2015, a decrease of 41.31% totaling $264,472. The decrease is due mostly to decreases in services, travel, and miscellaneous items.

Research and development expense decreased from $32,233 in fiscal 2014 to $2,093 in fiscal 2015, a decrease of 93.01% totaling $30,140. The decrease is the result of having an ongoing clinical study on the effects of the patented AES™ during 2014 and not having any clinical studies during 2015.

Professional fees decreased from $925,890 in fiscal 2014 to $259,071 in fiscal 2015, a decrease of 72.02% totaling $666,819. The decrease is due to the company obtaining more favorable terms with auditors, payroll service providers, legal service providers, and public company expense providers, and eliminating some of the expenses associated with outside accounting service providers.

Salaries and wages expenses increased from $909,566 in fiscal 2014 to $1,011,545 in fiscal 2015, an increase of 11.21% totaling $101,979. The increase is due to the Company issuing stock bonuses of 37,657,463 and 5,768,280, shares of common stock to the Company’s president and director during the second quarter and an increase in salaries to executives in the fiscal year ending July 31, 2015.

Equity Compensation

The Company issued stock bonuses of 37,657,463 and 5,768,280 shares of common stock to the Company's former president and director and the Company's general manager respectively during the fiscal year ending July 31, 2015.

Liquidity and Financial Condition

For the Years Ended July 31, 2015 and 2014
Working Capital
	July	July 31,
	2015	2014

Current Assets	$432,725	$531,825
Current Liabilities	$1,757,222	$1,235,919
Working Capital (deficit)	$(1,324,497)	$(704,094)

For the Years Ended July 31, 2015 and 2014

Cash Flows
	The Twelve Months
	Jul 31,
	2015	2014

Net Cash Provided by (Used in) Operating Activities	$(430,894)	(633,360)
Net Cash Provided by (Used in) Investing Activities	$(1,251)	(1,461)
Net Cash Used in Financing Activities	$443,296	702,927
Increase in Cash during the Period	$11,151	68,106
Cash and Cash Equivalents, End of Period	$90,386	79,235

The Company had current assets of $432,725 during the fiscal year ended July 31, 2015, as compared to $531,825 in the comparable period in 2014; the decrease was primarily due to current year decreases in other current assets, prepaid expenses, and accounts receivable. The Company had current liabilities of $1,757,222 during the year ended July 31, 2015, as compared to $1,235,919 in the comparable period in 2014. The increase is mainly due to an increase in a derivative liability, a decrease in unearned revenues, and an increase in accounts payable and accrued expenses due to a decrease in sales. The Company has incurred cumulative losses since inception of $5,975,112. As of July 31, 2015, the Company had working capital deficit of $1,324,497 due to an influx of cash from an increase in borrowing during the fiscal year ended July 31, 2015, as compared to a working capital deficit in July 31, 2014, of $704,094.

Cash from operating activities decreased to ($430,894) during the fiscal year ended July 31, 2015, as compared to ($633,360) in the comparable period in 2014. The decrease was mostly due to changes in net loss, share based compensation, accounts receivable, inventory, unearned revenue, advances on royalties, and accounts payable.

Cash from financing activities decreased to $443,296 during the fiscal year ended July 31, 2015, as compared to $702,927 in the comparable period in 2014. The decrease was mostly due to decreased borrowing under convertible notes as well as proceeds from related party notes payable and lines of credit, partially offset by a decrease in payments of related party notes payable.

Cash used in investing activities decreased to ($1,251) during the fiscal year ended July 31, 2015, as compared to ($1,461) in the comparable period in 2014. The decrease is due to equipment refunds in 2015, which was less than the purchases in the same period in 2014.

Subsequent Events

On August 6, 2015, KBM Worldwide converted $840 of additional principal related to its April 30, 2014 convertible note into 8,400,000 shares of the Company’s common stock.

On August 6, 2015, JMJ Financial converted $693 of additional principal related to its December 10, 2014 convertible note into 12,595,000 shares of the Company’s common stock.

On August 12, 2015, KBM Worldwide converted $815 of additional principal related to its April 30, 2014 convertible note into 13,583,333 shares of the Company’s common stock.

On August 18, 2015, Typenex Co-Investment, LLC converted $1,310 of additional principal related to its December 2, 2014 convertible note into 27,300,000 shares of the Company’s common stock.

On August 21, 2015, Evolution Capital Partners, LLC converted $862 of additional principal related to its December 10, 2014 convertible note into 15,680,000 shares of the Company’s common stock.

On August 27, 2015, JMJ Financial converted $905 of additional principal related to its December 10, 2014 convertible note into 16,460,000 shares of the Company’s common stock.

On August 27, 2015, Evolution Capital Partners, LLC converted $3,400 of additional principal related to its August 18, 2013 convertible note into 8,500,000 shares of the Company’s common stock.

On September 8, 2015, Typenex Co-Investment, LLC converted $1,699 of additional principal related to its December 2, 2014 convertible note into 35,400,000 shares of the Company’s common stock.

On September 29, 2015, Michael Doron resigned from all positions with the Company including as President, Chief Executive Officer, Chief Financial Officer, and member of the Board of Directors, and Edward J. Eyring, II, M.D., was appointed President, Chief Executive Officer, Chief Financial Officer, and Secretary of the Company.

On September 30, 2015, Wrona, Gordon & DuBois withdrew as counsel for the Company in the Epic litigation matter. See “Part I. Item 3. Legal Proceedings” herein.

On October 5, 2015, KBM Worldwide converted $1,630 of additional principal related to its April 30, 2014 convertible note into 13,583,333 shares of the Company’s common stock.

On October 6, 2015, KBM Worldwide converted $700 of additional principal related to its April 30, 2014 convertible note into 5,833,333 shares of the Company’s common stock.

On October 6, 2015, KBM Worldwide converted $1,630 of additional principal related to its April 30, 2014 convertible note into 13,583,333 shares of the Company’s common stock.

On October 7, 2015, KBM Worldwide converted $2,725 of additional principal related to its April 30, 2014 convertible note into 19,464,286 shares of the Company’s common stock.

On October 9, 2015, KBM Worldwide converted $2,725 of additional principal related to its April 30, 2014 convertible note into 19,464,286 shares of the Company’s common stock.

On October 12, 2015, KBM Worldwide converted $2,920 of additional principal related to its April 30, 2014 convertible note into 19,466,667 shares of the Company’s common stock.

On October 15, 2015, KBM Worldwide converted $5,525 of additional principal related to its April 30, 2014 convertible note into 24,021,739 shares of the Company’s common stock.

On October 15, 2015, LG Capital Funding, LLC converted $3,053 of additional principal related to its December 2, 2014 convertible note into 13,157,887 shares of the Company’s common stock.

On October 15, 2015, Zen Family LP, an entity controlled by our founder and director, Tracy Gibbs, returned 1,000,000 shares of the Company’s common stock to the Company for cancellation and was issued 1,000,000 shares of the Company’s Series A Preferred Stock.

On or about October 16, 2015, KeyBank served the Company’s subsidiary and founder with a copy of complaint regarding a loan repayment. See “Part I. Item 3. Legal Proceedings” and Notes 3 and 10 to our financial statements herein.

On October 20, 2015, KBM Worldwide converted $5,540 of additional principal related to its April 30, 2014 convertible note into 14,205,128 shares of the Company’s common stock.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates.

Accounting Basis

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. The Company has elected a July 31 fiscal year end.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less. As of July 31, 2015 and 2014, the Company’s cash balances were within the FDIC insurance coverage limits.

Revenue Recognition

Our revenue is derived from the service revenue from Live Blood Analysis, sale of retail products, and revenue derived from educational services.

The Company’s revenue recognition policy is in accordance with the requirements of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”), and other applicable revenue recognition guidance under US GAAP. Sales revenue is recognized for our retail and wholesale customers when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured — generally when products are shipped to the customer and services are rendered, except in situations in which title passes upon receipt of the products by the customer. In this case, revenues are recognized upon notification that customer receipt has occurred. The Company accrues an estimated amount for sales returns and allowances related to defective or returned products at the time of sale based on its ability to estimate sales returns and allowances using historical information. As of July 31, 2015 and 2014, the Company calculated the amount to be less than 3.0% of sales so no allowance was accrued in either year. Shipping and handling fees and related freight costs and supplies associated with shipping products to customers are included as a component of cost of sales. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

Unearned revenues consist of cash received in advance for products to be delivered at a future date. The Company records the payments received as a liability until the products are delivered. The Company recorded unearned revenue of $227,919 and $338,263 as of July 31, 2015 and 2014, respectively.

Cost of Sales

The Company includes product costs (i.e. material, direct labor and overhead costs), shipping and handling expense, insurance on inventory, production-related depreciation expense and product license agreement expense in cost of sales.

Advertising Costs

The Company classifies expenses for advertising as general and administrative expenses. The Company incurred advertising costs of $76,471 and $156,708 during the years ended July 31, 2015 and 2014, respectively.

Accounts Receivable

Receivables from the sale of goods and services are stated at net realizable value and do not generally require collateral. The Company adjusts credit limits based upon payment history and the customer’s current creditworthiness. The Company maintains an allowance for doubtful accounts based upon a variety of factors. The Company reviews all open accounts and provides specific reserves for customer collection issues when it believes the loss is probable, considering such factors as the length of time receivables are past due, the financial condition of the customer, and historical experience. The Company also records a reserve for all customers, excluding those that have been specifically reserved for, based upon evaluation of historical losses. The Company recorded an allowance for doubtful accounts of $95,332 and $106,617 as of July 31, 2015 and 2014, respectively.

Inventories

Inventories are stated at the lower of cost or market. The cost for inventories is determined using the first-in, first-out method on the weighted average basis. The cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in a salable condition. In assessing the ultimate realization of inventories, the Company makes judgments as to future demand requirements compared to current or committed inventory levels. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand. In addition, the Company estimates net realizable value based on intended use, current market value and inventory aging analyses. The Company writes down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions. As of July 31, 2015 and 2014, inventories consisted of the following:

	July 31,	July 31,
	2015	2014
Raw materials	$46,355	$41,056
Finished goods	76,290	230,885
Subtotal	122,645	271,941
Reserve for obsolescence	-	-
Total	$122,645	$271,941

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash, accounts receivable, accounts payable, lines of credit, and notes payable. Due to short-term maturities, the carrying amount of these instruments approximates fair value. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $0 of cash balances in excess of federally insured limits at July 31, 2015 and 2014.

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

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC Topic 360. ASC Topic 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. For the years ended July 31, 2015 and 2014, the Company recorded no impairment losses.

Impairment of Long-Lived Assets
The Company evaluates the carrying value of its long-lived assets at least annually.  Impairment losses were recorded on long-lived assets used in operations when indicators of impairment were present and the undiscounted future cash flows estimated to be generated by those assets were less than the assets’ carrying amount. If such assets were impaired, the impairment to be recognized was measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of were reported at the lower of the carrying value or fair value, less costs to sell.  The Company recorded no impairment loss during the years ended July 31, 2015 and 2014, respectively.

Goodwill
Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets we have acquired in our business combinations. We perform a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. We will conduct our annual goodwill impairment test as of July 31 of each year or more frequently if indicators of impairment exist. We periodically analyze whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained significant decline market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, adverse actions or assessments by a regulator, among others. We compare the fair value of its reporting unit to its respective carrying value, including related goodwill. Future changes in the industry could impact the results of future annual impairment tests. There can be no assurance that future tests of goodwill impairment will not result in impairment charges. For the year ended July 31, 2015, the Company recorded an impairment loss of $53,073 due to a business combination deemed worthless and for the year ended July 31, 2014 no impairment loss was recorded.

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

As the Company has incurred losses for the years ended July 31, 2015 and 2014, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. Potential Dilutive Shares outstanding as of July 31, 2015 are 873,942,968.

Sales Tax Collected from Customers

As a part of the Company’s normal course of business, sales taxes are collected from customers. Such taxes collected are remitted, in a timely manner, to the appropriate governmental tax authority on behalf of the customer. The Company’s policy is to present revenue and costs, net of value added and sales taxes.

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements and Disclosures” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, prepaid expenses, deposit, accounts payable and accrued liabilities, and due to a related party approximate their fair values because of the short maturity of these instruments.

The Company’s Level 2 financial liabilities consist of the derivative liability of the Company’s convertible promissory notes issued to investors. There is no current market for these securities such that the determination of fair value requires significant judgment or estimation. The Company used a multinomial lattice model which incorporates transaction details such as Company stock price, contractual terms, default provisions, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

Recent Accounting Pronouncements

The Company has reviewed recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

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

As the Company is a “smaller reporting company,” this item is inapplicable.

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

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants
Clearwater, Florida
November 13, 2014

Note: DKM did not reissue this report. It is a copy of the report issued on November 13, 2014

Green & Company, CPAs A PCAOB Registered Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Nutranomics, Inc.

We have audited the accompanying balance sheet of Nutranomics, Inc. as of July 31, 2015, and the related statement of operations, stockholders’ deficiency, and cash flows for the year ended July 31, 2015.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The July 31, 2014 financial statements were audited by a predecessor independent registered public accounting firm that issued an unqualified opinion, with a going concern explanatory paragraph, on November 13, 2014.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nutranomics, Inc. as of July 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Green & Company, CPAs

Green & Company, CPAs
Temple Terrace, Florida
November 12, 2015

HEALTH EDUCATION CORPORATION
d.b.a NUTRANOMICS, INC.
Consolidated Balance Sheets

ASSETS

	Jul 31,	July 31,
	2015	2014
CURRENT ASSETS

Cash and cash equivalents	$90,386	$79,235
Accounts receivable, net of allowance	84,296	152,879
Prepaid expenses	7,293	4,516
Other current assets	128,105	23,254
Inventory	122,645	271,941

Total Current Assets	432,725	531,825

PROPERTY & EQUIPMENT, net	10,276	16,355

INTANGIBLES, net	3,703	-

OTHER ASSETS

Rent deposit	2,000	2,000
Total Assets	$448,704	$550,180

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$611,402	$518,890
Lines of credit	35,337	33,098
Convertible notes payable-current portion net of discount	519,827	58,999
Loan payable-current portion	181,721	51,071
Note Derivative Liability	93,204	177,907
Warrant Liability	71,815	-
Related party payable	15,997	21,083
Related party notes payable	-	36,608
Unearned revenue	227,919	338,263

Total Current Liabilities	1,757,222	1,235,919

LONG-TERM LIABILITIES

Convertible notes payable	147,170	525,000
Loan payable	-	157,830

Total Liabilities	1,904,392	1,918,749

STOCKHOLDERS' DEFICIT

Common stock; par value of $.001, 750,000,000 shares authorized;
252,467,187 and 51,151,766 shares issued and outstanding at
July 31, 2015 and July 31, 2014, respectively	252,467	51,153
Additional paid in capital	4,266,957	3,337,911
Accumulated deficit	(5,975,112)	(4,757,633)
Accumulated Other Comprehensive Income	-	-
Total Stockholders' Deficit	(1,455,688)	(1,368,569)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$448,704	$550,180

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH EDUCATION CORPORATION
d.b.a NUTRANOMICS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Twelve Months Ended
	Jul 31,
	2015	2014

REVENUES	$1,789,325	$2,402,769
COST OF SALES	900,478	1,655,580

	888,847	747,189

OPERATING EXPENSES

General and administrative	375,759	640,231
Advertising and marketing	76,471	156,708
Professional fees	259,071	925,890
Research and development	2,093	32,233
Salaries and wages	1,011,545	909,566

Total Operating Expenses	1,724,939	2,664,628

OPERATING (LOSS)	(836,092)	(1,917,439)

OTHER INCOME (EXPENSE)

Other income	999	-
Loss on settlement of fraudulent activity	-	(37,664)
Change in Fair Value of Derivative	88,950	14,458
Interest expense	(471,336)	(231,597)

Total Other Income (Expense)	(381,387)	(254,803)

NET (LOSS) BEFORE INCOME TAXES	(1,217,479)	(2,172,242)
Provision for income taxes

NET (LOSS)	$(1,217,479)	$(2,172,242)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.05)

WEIGHTED AVERAGE NUMBER	112,433,620	45,587,928
OF SHARES OUTSTANDING

Weighted Average Shares Outstanding - Basic and Diluted	112,433,620	45,587,928

NET INCOME (LOSS)	(1,217,479)	(2,172,242)
Foreign Currency Translation	-	-
TOTAL COMPREHENSIVE INCOME (LOSS)	(1,217,479)	(2,172,242)
The accompanying notes are an integral part of these consolidated financial statements.

HEALTH EDUCATION CORPORATION
d.b.a NUTRANOMICS, INC.
Condensed Consolidated Statements of Cash Flows

	For the Twelve Months Ended
	July 31,
	2015	2014
OPERATING ACTIVITIES
Net (Loss)	$(1,217,479)	$(2,172,242)
Adjustments to reconcile net (loss) to net cash from operating activities:
Allowance for bad debt	(4,000)	(5,772)
Gain (loss) on derivative	(88,950)	14,458
Amortization of debt discount	156,939	47,396
Short-term loan issued for professional fees	-	50,000
Depreciation, ammortization, and impairment expense	60,403	7,442
Share based compensation-common stock	564,535	807,852
Changes in operating assets and liabilities:
Accounts receivable	72,583	12,364
Other assets	(105,511)	163,779
Inventory	149,296	4,536
Deferred revenue	(110,344)	279,845
Accounts payable and accrued expenses	91,634	156,982
Net Cash (Used) From Operating Activities	(430,894)	(633,360)

INVESTING ACTIVITIES
	(1,251)	(1,461)
Net Cash (Used) Investing Activities	(1,251)	(1,461)

FINANCING ACTIVITIES
Repayments of related party payable	(1,097)	(3,431)
Proceeds from convertible debt	467,952	719,500
Repayment of loan payable	(27,180)	(91,099)
Proceeds from line of credit	-	26,000
Repayment of line of credit	2,239	(4,813)
Repayments of notes payable- related party	(36,608)	(36,642)
Sale of common stock	37,990	93,412
Net Cash provided by Financing Activities	443,296	702,927

Net Increase (Decrease) in Cash and Cash Equivalents	11,151	68,106

Cash and Cash Equivalents, Beginning of Period	79,235	11,129

Cash and Cash Equivalents, End of Period	$90,386	$79,235

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$4,448	$1,811

Non-cash Investing and Financing activities:
Common stock for conversion of convertible note principal	$260,087	$-
Debt Discount	$142,077	$78,500
Gain or (Loss) on Derivative Feature	$218,813	$-
Stock issued for Acquisition of Nutribrand	$41,243	$-
Stock Issued for the Acquisition of AES	$3,703	$-
Stock Issued for Services	$-	$155,375
Stock Issued for Intangible asset	$-	$60,900

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH EDUCATION CORPORATION
d.b.a NUTRANOMICS, INC.
Consolidated Statements of Stockholders' Deficit

						Total
	Common Stock		Additional Paid	Accumulated	Accumulated Other	Stockholders'
	Shares	Amount	in Capital	Deficit	Comprehensive Income	(Deficit)
Balance, July 31, 2013	25,005,544	$25,006	$2,271,519	$(2,585,391)	$-	$(288,866)

Common stock issued for merger	21,500,000	21,500	(20,100)	-		1,400

Common stock issued for cash	1,500,000	1,500	91,912	-		93,412

Common stock issued for services	2,429,555	2,430	805,422	-		807,852

Common stock issued for prepaid services	716,667	717	189,158	-		189,875

Net loss for the year ended
July 31, 2014	-	-	-	(2,172,242)		(2,172,242)

Balance, July 31, 2014	51,151,766	$51,153	$3,337,911	$(4,757,633)	$-	$(1,368,569)

Common stock issued for cash	600,000	600	37,390	-		37,990

Common stock issued for share based compensation	43,425,743	43,425	521,110	-		564,535

Additional paid in capital from related party debt settlement			3,989			3,989

Common stock issued for acquisition	3,172,554	3,173	38,070	-		41,243

Common stock issued for related party AES Purchase	44,117,647	44,118	(40,415)	-		3,703

Common stock for conversion of convertible note principal	109,999,477	109,998	150,089	-		260,087

Net Derivative Liability Issuance and Settlement	-	-	218,813	-		218,813

Other Comprehensive Income: Foreign Currency Items	-	-	-	-	-	-

Net loss for the period ended
July 31, 2015	-	-	-	(1,217,479)	-	(1,217,479)

Balance, Jul 31, 2015	252,467,187	$252,467	$4,266,957	$(5,975,112)	$-	$(1,455,688)

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH EDUCATION CORPORATION
dba NUTRANOMICS
Notes to the Consolidated Financial Statements
July 31, 2015 and 2014

NOTE 1 – NATURE OF OPERATIONS

Health Education Corporation dba NutraNomics, (the "Company") was incorporated under the laws of the State of Delaware on February 14, 1996, and later reincorporated under the laws of the State of Utah on January 5, 1998. The Company was originally organized to provide education services, books, cassette tapes and public presentations. The Company utilized several revenue generating tools in order to accomplish this goal including Live Blood Analysis, iridology, bone density screening and other self-help methods. In 1998, the Company changed its incorporation to the State of Utah, the primary place of business. In 2001, the Company created its own line of nutritional products that quickly became its leading revenue source. The Company filed for the “dba” of “NutraNomics” in order to fully prepare and utilize the brand name for expansion. In retail outlets and to its clientele, the Company was known as “NutraNomics” (and is now known as “NutraNomics” or “Nutranomics, Inc.” pursuant to the below-described merger). The Company sells its own brand of supplements in 16 countries direct to the public. The Company also performs research and development services and outsource manufacturing for third party entities. Beyond its sales in both the United States and Canada, the Company maintains sales representatives in Taiwan, Japan, Singapore, Philippines, Malaysia and South Korea. The Company maintains multiple different trademarks, trade names and patents.

Merger

On September 13, 2013, Buka Ventures, Inc., a Nevada corporation ("Buka"), and Health Education Corporation dba Nutranomics, a Utah corporation ("Nutranomics"), executed and delivered a Share Exchange Agreement (the "Share Agreement") and all required or necessary documentation to complete a merger (collectively, the "Transaction Documents"), whereby Buka became the parent company and Nutranomics became the wholly-owned subsidiary on the closing of the Share Agreement. Prior to the closing of this transaction and pursuant to a certain Share Exchange Agreement dated September 13, 2013, Buka canceled 25,000,000 of its 46,500,000 issued and outstanding common shares and simultaneously issued 25,005,544 shares of its common stock in exchange for 8,994,800 shares of Nutranomics common stock, and in connection with the transaction, Buka changed its name to “Nutranomics, Inc.” The transaction has been treated as a reverse acquisition and a recapitalization of a public company. Accordingly, the historic financial statements of the Company are the historic financial statements of Nutranomics, which was incorporated on January 5, 1998, and “Company” refers to both the Health Education Corporation dba Nutranomics subsidiary and parent corporation, Nutranomics, Inc., where the context requires.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates.

Accounting Basis
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. The Company has elected a July 31 fiscal year end.

Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less. As of July 31, 2015 and 2014, the Company’s cash balances were within the FDIC insurance coverage limits.

Revenue Recognition
Our revenue is derived from the service revenue from Live Blood Analysis, sale of retail products, and revenue derived from educational services.

The Company’s revenue recognition policy is in accordance with the requirements of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”), and other applicable revenue recognition guidance under US GAAP. Sales revenue is recognized for our retail and wholesale customers when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured — generally when products are shipped to the customer and services are rendered, except in situations in which title passes upon receipt of the products by the customer. In this case, revenues are recognized upon notification that customer receipt has occurred. The Company accrues an estimated amount for sales returns and allowances related to defective or returned products at the time of sale based on its ability to estimate sales returns and allowances using historical information. As of July 31, 2015 and 2014, the Company calculated the amount to be less than 3% of sales so no allowance was accrued in either year. Shipping and handling fees and related freight costs and supplies associated with shipping products to customers are included as a component of cost of sales. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

Unearned Revenues consist of cash received in advance for products to be delivered at a future date. The Company records the payments received as a liability until the products are delivered. The Company recorded unearned revenue of $227,919 and $338,263 as of July 31, 2015 and 2014, respectively.

Cost of Sales
The Company includes product costs (i.e. material, direct labor and overhead costs), shipping and handling expense, insurance on inventory, production-related depreciation expense and product license agreement expense in cost of sales.

Advertising Costs
The Company classifies expenses for advertising as general and administrative expenses. The Company incurred advertising costs of $76,471 and $156,708 during the years ended July 31, 2015 and 2014, respectively.

Accounts Receivable
Receivables from the sale of goods and services are stated at net realizable value, do not bear interest and do not generally require collateral. The Company adjusts credit limits based upon payment history and the customer’s current creditworthiness. The Company maintains an allowance for doubtful accounts based upon a variety of factors. The Company reviews all open accounts and provides specific reserves for customer collection issues when it believes the loss is probable, considering such factors as the length of time receivables are past due, the financial condition of the customer, and historical experience. The Company also records a reserve for all customers, excluding those that have been specifically reserved for, based upon evaluation of historical losses. The Company recorded an allowance for doubtful accounts of $136,567 and $106,617 as of July 31, 2015 and 2014, respectively.

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

	July 31,	July 31,
	2015	2014
Raw materials	$11,355	$41,056
Finished goods	111,290	230,885
Subtotal	122,645	271,941
Reserve for obsolescence	-	-
Total	$122,645	$271,941

Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash, accounts receivable, accounts payable, lines of credit, and notes payable. Due to short-term maturities, the carrying amount of these instruments approximates fair value. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $0 of cash balances in excess of federally insured limits at July 31, 2015 and 2014.

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

Impairment of Long-Lived Assets
The Company evaluates the carrying value of its long-lived assets at least annually.  Impairment losses were recorded on long-lived assets used in operations when indicators of impairment were present and the undiscounted future cash flows estimated to be generated by those assets were less than the assets’ carrying amount. If such assets were impaired, the impairment to be recognized was measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of were reported at the lower of the carrying value or fair value, less costs to sell.  The Company recorded no impairment loss during the years ended July 31, 2015 and 2014, respectively.

Goodwill
Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets we have acquired in our business combinations. We perform a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. We will conduct our annual goodwill impairment test as of July 31 of each year or more frequently if indicators of impairment exist. We periodically analyze whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained significant decline market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, adverse actions or assessments by a regulator, among others. We compare the fair value of its reporting unit to its respective carrying value, including related goodwill. Future changes in the industry could impact the results of future annual impairment tests. There can be no assurance that future tests of goodwill impairment will not result in impairment charges. For the year ended July 31, 2015, the Company recorded an impairment loss of $53,073 due to a business combination deemed worthless and for the year ended July 31, 2014 no impairment loss was recorded.

Research and Development Costs
The Company expenses the costs of the development of its nutritional products during the period incurred. The Company incurred research and development expenses of $2,093 and $32,233 during the years ended July 31, 2015 and 2014, respectively.

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

As the Company has incurred losses for the years ended July 31, 2015 and 2014, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. Potential Dilutive Shares as of July 31, 2015 are 873,942,968.

Significant Concentrations
There is currently one customer that makes up 21% and 38% of total sales as of July 31, 2015 and 2014, respectively. The loss of this customer would have a material adverse effect on the Company’s financial condition and results of operation. There are currently three vendors that make up 76% and 54% of total purchases as of July 31, 2015 and 2014, respectively.

Sales Tax Collected From Customers
As a part of the Company’s normal course of business, sales taxes are collected from customers. Such taxes collected are remitted, in a timely manner, to the appropriate governmental tax authority on behalf of the customer. The Company’s policy is to present revenue and costs, net of value added and sales taxes.

Fair Value of Financial Instruments
ASC 820, “Fair Value Measurements and Disclosures” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, prepaid expenses, deposit, accounts payable and accrued liabilities, and due to a related party approximate their fair values because of the short maturity of these instruments.

The Company’s Level 2 financial liabilities consist of the derivative liability of the Company’s convertible promissory notes issued to investors. There is no current market for these securities such that the determination of fair value requires significant judgment or estimation. The Company used a multinomial lattice model which incorporates transaction details such as Company stock price, contractual terms, default provisions, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

Recent Accounting Pronouncements
The Company has reviewed recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

Going Concern
The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has generally had net losses after consideration of income taxes. Further, the Company has negative working capital and insufficient cash flows from operation as of July 31, 2015, and does not have the requisite liquidity to pay its current obligations. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management will seek to increase revenues and reduce costs, while raising capital through the sale of its stock. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On November 22, 2013, the Company, through counsel, sent a demand to Zions Bank (“Zions”) in connection with the three wires sent by Zions pursuant to oral instructions received from the person fraudulently identifying himself as Dr. Gibbs via telephone (totaling $208,920), for an immediate credit to the Company’s bank account of all unrecovered funds from those wires (totaling $54,028).  On January 7, 2014, the Company settled with Zions in full, and Zions paid the Company $27,014.

On March 20, 2014, the Company’s subsidiary, Health Education Corporation (“Health Education”), was served a copy of a complaint filed by EpicEra Incorporated (“Epic”) in the Utah Third Judicial District Court for the return of a $100,000 deposit paid by Epic to Health Education for the supply of nutritional products. On April 16, 2014, Health Education answered the Complaint and filed a counterclaim against Epic and third-party claims against eCosway USA, Inc. (“eCosway,” which is Epic’s owner), and its principals, for breach of a non-disclosure and non-circumvention agreement, unjust enrichment, fraud, and fraudulent nondisclosure. Health Education’s claims alleged that (1) eCosway and its principals have defrauded Health Education and engaged in a scheme of corporate espionage to misappropriate Health Education’s proprietary information and trade secrets to launch their new multilevel marketing company, Epic; (2) under the fraudulent guise of partnering with Health Education to have Health Education formulate and produce the health products to be sold by Epic’s distributors, eCosway and its principals signed a non-disclosure and non-circumvention agreement that they had no intention of honoring in order to gain access to Health Education’s proprietary information so that they could steal that information and use it for their own benefit; (3) Health Education relied upon the non-disclosure and non-circumvention agreement and misrepresentations of Epic, eCosway, and its principals, and disclosed the proprietary information and formulations, which Epic then appropriated as its own. Health Education’s claims request general damages as well as punitive damages. On May 6, 2015, fact discovery concluded, and expert discovery has also concluded. Epic filed a motion for summary judgment on or about June 2, 2015, Health Education opposed the motion on or about June 19, 2015, and a hearing was scheduled for September 9, 2015. After receiving arguments, the court ruled that EpicEra’s motion for summary judgment was denied in part and granted in part, ordering that the case would be tried regarding whether Nutranomics was entitled to offset the Epic deposit by purchases it made and labor it used in performing on the purchase order with EpicEra, and as to the breach of contract claim filed by Nutranomics against EpicEra for not fulfilling the purchase order agreement, while Nutranomics’s claims against eCosway and Glenn Jensen for Breach of the Non-Disclosure and Non-Circumvention agreement were dismissed based on insufficient proof of damages. On September 30, 2015, Wrona, Gordon & DuBois withdrew as counsel for Nutranomics.

On January 16, 2015, the Company was served a copy of a complaint filed by NHK Laboratories, Inc., in the Superior Court of California, County of Los Angeles, arising out of an alleged breach of contract by the Company and seeking $79,770 in principal, plus interest and attorney fees. The Company retained local counsel who answered the complaint. On October 21, 2015, the court ordered Nutranomics to provide additional documentation to the plaintiff, and Nutranomics is currently providing the requested documentation.

On June 24, 2015, KBM Worldwide, Inc. and Vis Vires Group, Inc., two of the Company's creditors, sent the Company notices of default for the Company's failure to comply with the reporting requirements of the Exchange Act.

On or about October 16, 2015, the Company’s subsidiary, Health Education Corporation (“Health Education”), and our founder and director, Tracy Gibbs (“Gibbs”), were served a copy of a complaint filed by KeyBank in the Utah Third Judicial District Court for breach of contract of a loan made by KeyBank to Health Education and guaranteed by Gibbs (the “Loan”). The Loan was entered into on or August 28, 2012, and KeyBank alleged that it was owed outstanding principal of approximately $173,370.80, with additional amounts due for accrued interest, late fees, and attorney fees. Health Education negotiated a repayment plan with KeyBank, entering into a forbearance agreement on or about November 9, 2015, with an effective date of November 5, 2015, pursuant to which Health Education would immediately pay KeyBank $25,578.01, interest only of approximately $914.40 on December 1, 2015, and the full amount due under the loan documents, or approximately $156,506.75 on or before December 31, 2015, with both Health Education and Gibbs signing confessions of judgment to be filed by KeyBank if the agreed amounts were not paid.  On November 10, 2015, Health Education paid KeyBank $25,578.01 as agreed. See Note 10.

Management of the Company has conducted a diligent search and concluded that, other than as disclosed herein, there were no commitments, contingencies, or legal matters pending at the balance sheet dates that have not been disclosed.

NOTE 4 – PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:
	July 31,	July 31,
	2015	2014
Federal income tax expense	$-	$-
State income tax expense	-	-
Less change in valuation allowance	-	-
Net income tax expense	$-	$-

A reconciliation of income taxes computed at the federal statutory rate of 34% for July 31, 2015 and 2014 is as follows:
	2015	2014
Federal income taxes at 34%	$(672,941)	$(738,562)
State income tax, net of federal benefit	-	(71,684)
Change in net operating loss	-	-
Tax effect on non-deductible expenses and credits	-	1844
Changes in valuation allowance	672,941	808,402
	$-	$-

The tax effects of temporary differences which give rise to deferred tax assets and liabilities consists of the following:
	July 31,	July 31,
	2015	2014
Deferred tax asset attributable to:
Net operating loss carryover	$2,417,988	$1,027,802
Allowance for doubtful accounts	125,531	39,768
Depreciation	2,628	2,776
Less, valuation allowance	(2,546,147)	(1,070,346)
Net deferred tax asset	$-	$-

Deferred tax liability attributable to:
Depreciation	$-	$-
Net deferred tax liabilities	$-	$-

The Company sustained net operating losses in 2015 in the accompanying statements of operations. No deferred tax asset or income tax benefits are reflected in the financial statements for net deductible temporary differences or net operating loss carryforwards, because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero, and consequently there is no income tax provision or benefit presented for the fiscal years ended July 31, 2015 and 2014. The valuation allowance decreased by $65,621 to $672,941 in 2015.

As of July 31, 2015, the Company had net operating loss carryforwards for tax reporting purposes of approximately $2,417,988. These net operating loss carryforwards, if unused, begin to expire in 2024. As of July 31, 2015 and 2014, the Company has no liabilities for unrecognized tax benefits. The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended July 31, 2015, and 2014, the Company did not recognize any interest or penalties in its statement of operations, nor did it have any interest or penalties accrued in its balance sheet at July 31, 2015 and 2014 relating to unrecognized tax benefits.

The Company has not yet filed the federal income tax return in the U.S for the 2015 calendar year. The calendar tax years 2014, 2013, and 2012  remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

NOTE 5 – ADVANCES ON ROYALTIES

On August 25, 2015, the prior agreements between Heath Education and Genesar were superseded by a new license agreement between the Company and Genesar , wherein the Company received a worldwide exclusive license to all rights relating to, and intellectual property regarding, GenEpic™, a dietary supplement, conditionally based on the Company selling 10,000 units of GenEpic between the last quarter of 2015 and 2016, 20,000 units in 2017, 40,000 units in 2018, 50,000 units in 2019, 60,000 units in 2020 and 65,000 units ongoing annually from 2021 on. The Company agreed to pay Genesar a royalty equal to $6.50 per box sold by the Company with the exception of sales for clinical trials. The license agreement shall be perpetual except by mutual written consent of the parties, or may be terminated if the other party breaches the agreement and fails to cure such breach within 30 days of the date that written notice of the breach is given.

NOTE 6 – LEASES

The Company leases a 3,000 square foot office in the Draper, Utah that serves as its principal executive offices. The lease expires on December 31, 2016. Pursuant to the lease, the rent for the fiscal years ended July 31, 2015 and 2014 totaled $49,625 and $50,115, respectively.

The Company has three separate subleases for three rooms totaling 1,500 square feet of their Draper office space to three individuals on a month to month basis. The remaining two leases were terminated in September 2013 and October 2013. Pursuant to the sublease agreements, the monthly rent received for the fiscal years ended July 31, 2015 and 2014 totaled $0 and $1,850, respectively.

The Company leased certain machinery and equipment in 2013 under an agreement that is classified as an operating lease. The lease expired on July 15, 2013 and is now leased on a month-to-month basis. Rent expense under the operating lease totaled $3,479 and $4,346 at July 31, 2015 and 2014, respectively.

The future minimum lease payments required under the operating leases as of July 31, 2014 are as follows:

Year Ended July 31,	Amount
2015	$16,875
2016	-
2017	-
2018	-
Thereafter	-
Total lease obligations	$16,875

NOTE 7 – EQUIPMENT

Property and equipment consists of the following as of July 31, 2015 and 2014. Depreciation expense was $7,330 and $7,442 for the years ended July 31, 2015 and 2014, respectively.
	July 31,	July 31,
	2015	2014
Furniture & Fixtures	$11,860	$11,860
Office Furniture	28,932	28,932
Equipment & Machinery	48,253	47,002
Accumulated Depreciation	(78,769)	(71,439)
Net Book Value	$10,276	$16,355

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

The Company paid royalty payments of $0 and $38,392 in the years ended July 31, 2015 and 2014, respectively. As of July 31, 2015 and 2014, the Company owed a total of $0 and $36,608 in principal in related party notes.

NOTE 9 – RELATED PARTY PAYABLE

Related party payables consist of payments made by a director through credit cards and use of a line of credit related used to pay expenses on behalf of the Company. During the years ended July 31, 2015 and 2014, the officer lent $0 and $0, and the Company made payments of $6,397 and $3,431, respectively. As of July 31, 2015 and 2014, the Company owed a total of $15,997 and $21,083 in related party payables.

NOTE 10 – LINES OF CREDIT AND LOAN PAYABLE

The Company maintained a Line of Credit with KeyBank (the "Lender"). The Line of Credit was opened on August 28, 2012, with an available $250,000 to be drawn on for one year, not to exceed the principal amount ("draw period"). Once the draw period was completed, advances would no longer be permitted and the Company was to repay the principal and interest outstanding, over 5 years ("repayment period"). The repayment period began August 28, 2013, after which a minimum monthly payment amount was to be determined. The initial interest rate was 5.210%, and was variable. The variable interest rate was based on an independent index which was the "prime rate" as published each business day in the "Money Rates" column of the Wall Street Journal. Interest on the note was computed on a 365/365 simple interest basis, using 1.960% points over the index. The Lender and the Company executed a commercial security agreement. With this agreement, the Lender was entitled to a security interest in the Company's inventory, chattel paper, accounts receivable and general intangibles. In August 2013, the line of credit was converted into a note, and the Company was no longer able to borrow any additional funds. Under the terms of the note, the note had a face value of $250,000 that matures on September 1, 2018, with an interest rate of prime plus 1.960%, and as of the date of the note, the interest rate was 5.21%. The note had minimum monthly payments of $4,745 which started on October 1, 2013. The balance outstanding on this note and line of credit as of July 31, 2015 and July 31, 2014, was 181,721 and $208,901, respectively. As of July 31, 2015 and 2014, the Company has paid $45,185 and $41,099 in principal payments. The Lender allowed the Company to absorb a prior $50,000 note into this note, not affecting the repayment date. The Company did incur issuance costs of $4,037, which were expensed upon occurrence. A default under the note on April 28, 2015, was corrected on June 10, 2015, with the Company agreeing to an extension fee of $1,590 and legal fees of $1,429. On or about October 16, 2015, the Company’s subsidiary, Health Education Corporation (“Health Education”), and our founder and director, Tracy Gibbs (“Gibbs”), were served a copy of a complaint filed by KeyBank in the Utah Third Judicial District Court for breach of contract of a loan made by KeyBank to Health Education and guaranteed by Gibbs (the “Loan”). The Loan was entered into on or August 28, 2012, and KeyBank alleged that it was owed outstanding principal of approximately $173,370.80, with additional amounts due for accrued interest, late fees, and attorney fees. Health Education negotiated a repayment plan with KeyBank, entering into a forbearance agreement on or about November 9, 2015, with an effective date of November 5, 2015, pursuant to which Health Education would immediately pay KeyBank $25,578.01, interest only of approximately $914.40 on December 1, 2015, and the full amount due under the loan documents, or approximately $156,506.75 on or before December 31, 2015, with both Health Education and Gibbs signing confessions of judgment to be filed by KeyBank if the agreed amounts were not paid.  On November 10, 2015, Health Education paid KeyBank $25,578.01 as agreed.

Loans payable consisted of the following as of July 31, 2015:
	July 31,	July 31,
	2015	2014

$250,000 face value, converted from a LOC on August 28, 2013, interest rate of 5.21%, matures on September 1, 2018.	$181,721	$208,901
Total Loan payable	181,721	208,901
Less current portion	181,721	51,071
Loan payable, long-term	$-	$157,830

In 1998, the Company entered into a line of credit with Zions Bank ("Lender") with a credit limit of $40,000. The line bears a compounding per annum fixed interest rate of 5.25%. As of July 31, 2015 and July 31, 2014, the Company owed $35,337 and $33,098 in principal, respectively. The Lender executed a commercial security agreement. With this agreement, the Lender is entitled to a security interest in the Company's inventory, chattel paper, accounts receivable and general intangibles. The Company did incur a setup fee, which has been fully amortized. There is no term limit on the line and the Company is allowed to draw up to its dollar limit.

NOTE 11 – CONVERTIBLE NOTES PAYABLE AND LOAN PAYABLE

Convertible notes payable consisted of the following as of July 31, 2015 and July 31, 2014, respectively:
Convertible Notes Payable
	July 31,	July 31,
	2015	2014

$250,000 face value, issued on September 27, 2013, interest rate of 10%, matures on September 27, 2015.	$250,000	$250,000
$125,000 face value, issued on October 18, 2013, interest rate of 10%, matures on October 18, 2015.	125,000	125,000
$150,000 face value, issued on November 22, 2013, interest rate of 10%, matures on November 22, 2015.	150,000	150,000
$78,500 face value, of which, $78,500 was converted, issued on January 14, 2014, interest rate of 8% and a default rate of 22%, matured on October 14, 2014, net of unamortized discount of $29,759 and $78,500 as of July 31, 2015 and July 31, 2014.	-	29,759
$53,000 face value, of which, $53,000 was converted, issued on March 19, 2014, interest rate of 8% and a default rate of 22%, matured on December 26, 2014, net of unamortized discount of $13,913 and $33,000 as of July 31, 2015 and July 31, 2014.	-	13,913
$63,000 face value, loan default resulted in loan balance 150% balance increase of $25,055, of which, $23,960 was converted, issued on May 15, 2014, interest rate of 8%, and a default rate of 22%, matured on February 2, 2015, net of unamortized discount of $0 and $47,673 as of July 31, 2015 and July 31, 2014.	64,095	15,327
$73,500 face value, of which, $3,667 was converted, issued on December 2, 2014, interest rate of 8%, matures on December 2, 2015, net of unamortized discount of $27,289 and $0 as of July 31, 2015 and July 31, 2014.	42,544	-
$59,000 face value, of which, $20,574 was converted, issued on December 2, 2014, interest rate of 8%, matures on September 2, 2016, net of unamortized discount of $35,645 and $0 as of July 31, 2015 and July 31, 2014.	2,780	-
$65,000 face value, of which, $14,078 was converted, issued on December 16, 2014, interest rate of 0%, matures on December 16, 2016, net of unamortized discount of $43,136 and $0 as of July 31, 2015 and July 31, 2014.	7,786	-
$33,000 face value, issued on March 17, 2015, interest rate of 8% maturing on December 19, 2015, net of unamortized discount of $14,130 and $0 as of July 31, 2015 and July 31, 2014.	18,870
$27,500 face value, issued on June 2, 2015, interest rate of 12% maturing on March 2, 2016, net of unamortized discount of $21,578 and $0 as of July 31, 2015 and July 31, 2014.	5,922

Total convertible notes payable – non-related parties	666,997	583,999
Current Portion of Notes	661,606	174,500
Discount on Notes	141,779	115,501
Convertible notes payable-current portion net of discount	519,827	58,999
Convertible notes payable, long-term	$147,170	$525,000

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

The Company has issued 2,543,103 warrants related to the Typenex convertible debt. The 2,543,103 warrants which remain outstanding are currently exercisable at $0.06 and expire on Dec 2, 2019.  Due to changes in the terms, the warrants are re-valued, using the lattice model each quarter. As of July 31, 2015 the warrants were valued at $71,815, with an associated derivative liability of $56,034.

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

On June 2, 2015, the Company entered into a convertible promissory note with Firehole River Capital, LLC for a 12% convertible promissory note with an aggregate principal amount of $27,500 which together with any unpaid accrued interest is due on March 2, 2015. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder's option 180 days from inception at a variable conversion price calculated as 58% of the Market Price, which means the lowest Trading Price (defined as the closing bid prices) during the 10 trading day period ending on the last complete trading day prior to the conversion date. On July 8, 2015 the Company received cash in the amount of $17,400, with the remaining $10,100 being used for legal fees. The Company analyzed the note on the issuance date on June 2, 2015. The Company determined that the variable conversion price exceeded the authorized number of shares results in the need for bifurcation into a separate derivative liability valued at fair market value. On July 31, 2015 the Company estimated the fair market value of the derivative liability associated with the bifurcated conversion feature to be $31,695 and a discount on the note of $27,500.

As of July 31, 2015, the Company estimated the fair market value of the derivative liability to be $93,204, with a change in fair value of $84,703 and recorded $88,950 in amortization related to the discount on the note to interest expense. See note 13.

NOTE 12 – STOCK TRANSACTIONS

As of July 31, 2015 and July 31, 2014, the Company has 750,000,000 shares of common stock authorized with a par value of $.001, and 252,467,187 and 51,151,766 shares of common stock issued and outstanding, respectively.

During the year ended July 31, 2015, the Company issued 43,425,743 shares of Common Stock as share-based compensation to employees and non-employees valued at $564,535, based on the market price of the stock as of the applicable measurement date. The Company also issued 600,000 shares of Common Stock as part of the Equity Purchase Agreement described in the following paragraphs for cash for $37,990. The company also entered into a Share Exchange Agreement with Nutriband Ltd., an Irish private limited company ("Nutriband"), and its shareholders to acquire 100% of Nutriband in exchange for the issuance of 3,172,554 shares of the Company's common stock to Nutriband's shareholder, Gareth Sheridan. The company also completed the acquisition of the AES™ intellectual property by issuing 44,117,647 shares of the Company's common stock to Dr. Gibbs's family partnership, the Zen Family LP. The Company also issued 109,999,477 shares common stock in connection with convertible note conversion notices valued at $260,087 based on the market price as of the various measurement dates.

Business Combinations

On January 26, 2015, we entered into a Share Exchange Agreement with Nutriband’s owner, Nutriband Ltd., an Irish private limited company ("Nutriband Ireland"), and its shareholders to acquire 100% of Nutriband Ireland in exchange for (1) the issuance of 3,172,554 shares of the Company's common stock to Nutriband Ireland's shareholder, Gareth Sheridan, and (2) the payment of a perpetual 10% royalty on gross global sales of all Nutriband products to the Nutriband Ireland shareholders. We have not yet sold any Nutriband Products.

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

The Company’s registration statement with respect to 6,500,000 shares to be issued to Southridge under the Equity Purchase Agreement was declared effective by the SEC on May 5, 2014. As of July 31, 2014, 2,100,000 registered shares have been issued to Southridge under the Equity Purchase Agreement.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has one liability measured at fair value on a recurring basis, which consists of a derivative liability on certain convertible notes payable (see NOTE 11). As of July 31, 2015 this derivative liability had an estimated fair value of $70,018. The Company has no assets that are measured at fair value on a recurring basis.

The following table presents information about our derivative liability, which was our only financial instrument measured at fair value on a recurring basis using significant inputs other than level one inputs that are either directly or indirectly observable (Level 2) as of July 31, 2015:
Balance at Jul 31, 2014	$177,907
Conversions	(260,087)
Total (gains)losses included in earnings	(88,950)
Issuances	264,334

Balance at Jul 31, 2015	$93,204

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

31-Jul
2015
Expected term in years	0-.26 years
Risk-free interest rates	0.04-0.32%
Volatility	194 -202%
Dividend yield	0%

The Company notes that these notes have matured on October 14, 2014, December 26, 2014, and February 2, 2015 and the Company is not currently adjusting the derivative liability for changes in fair value.

NOTE 14 – INDUSTRY SEGMENT, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

Geographic Sales Regions

We currently sell and distribute our products four geographic regions: North Asia, Greater China, South Asia/Pacific, Europe, Middle East, and Americas. The following table sets forth the revenue for each of the geographic regions for the years ended July 31, 2015 and 2014:

	Twelve Months Ended Jul 31,
	2015		2014

Americas	$868,054	48.51%	$1,594,361	66.36%
North Asia	32,973	1.84	35,976	1.50
Greater China	368,497	20.59	253,265	10.54
Middle East	211	0.01	293	0.01
South Asia/Pacific	514,015	28.73	513,874	21.39
Europe	5,575	0.32	5,000	0.20
	$1,789,325	100.00%	$2,402,769	100.00%

The table below lists our equipment, net, by geographic area for the years ended July 31, 2015 and 2014:

	Twelve Months Ended Jul 31,
	2015		2014

Americas	$10,276	100.00%	$16,355	100.00%
North Asia	-	-	-	-
Greater China	-	-	-	-
Middle East	-	-	-	-
South Asia/Pacific	-	-	-	-
Europe	-	-	-	-
	$10,276	100.00%	$16,355	100.00%

The table below lists revenue generated by each of the Company's product lines during the years ended July 31, 2015 and 2014:

	Twelve Months Ended Jul 31,
	2015		2014

Product Sales	$1,787,246	99.88%	$2,393,071	99.60%
NBA Services	2,079	0.12	9,698	0.40

Significant Customers

There is currently one customer that makes up 21% and 38% of total sales as of July 31, 2015 and 2014, respectively.

NOTE 15 – SUBSEQUENT EVENTS

Management has evaluated and identified the following subsequent events through November 11, 2015, which is the date the financial statements were available to be issued.

On August 6, 2015, KBM Worldwide converted $840 of additional principal related to its April 30, 2014 convertible note into 8,400,000 shares of the Company’s common stock.

On August 6, 2015, JMJ Financial converted $692 of additional principal related to its December 10, 2014 convertible note into 12,595,000 shares of the Company’s common stock.

On August 12, 2015, KBM Worldwide converted $815 of additional principal related to its April 30, 2014 convertible note into 13,583,333 shares of the Company’s common stock.

On August 18, 2015, Typenex Co-Investment, LLC converted $1,310 of additional principal related to its December 2, 2014 convertible note into 27,300,000 shares of the Company’s common stock.

On August 21, 2015, Evolution Capital Partners, LLC converted $862 of additional principal related to its December 10, 2014 convertible note into 15,680,000 shares of the Company’s common stock.

On August 27, 2015, JMJ Financial converted $905 of additional principal related to its December 10, 2014 convertible note into 16,460,000 shares of the Company’s common stock.

On August 27, 2015, Evolution Capital Partners, LLC converted $3,400 of additional principal related to its August 18, 2013 convertible note into 8,500,000 shares of the Company’s common stock.

On September 8, 2015, Typenex Co-Investment, LLC converted $1,699 of additional principal related to its December 2, 2014 convertible note into 35,400,000 shares of the Company’s common stock.

On September 29, 2015, Michael Doron resigned from all positions with the Company including as President, Chief Executive Officer, Chief Financial Officer, and member of the Board of Directors, and Edward J. Eyring, II, M.D., was appointed was appointed President, Chief Executive Officer, Chief Financial Officer, and Secretary of the Company.

On September 29, 2015 at the time of Mr. Doron’s resignation he received a convertible note in the aggregate principal amount of $299,382 in satisfaction of his accrued salary and stock payables. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder's option at 100% of the closing bid price of such common stock on the trading day immediately preceding the conversion.

Mr. Doron resigned on September 29, 2015, and at such time received a note from the company in the principal amount of $299,382 in satisfaction of his accrued salary and stock payables.

On September 30, 2015, Wrona, Gordon & DuBois withdrew as counsel for the Company in the Epic litigation matter. See “Part I. Item 3. Legal Proceedings” herein.

On October 5, 2015, KBM Worldwide converted $1,630 of additional principal related to its April 30, 2014 convertible note into 13,583,333 shares of the Company’s common stock.

On October 6, 2015, KBM Worldwide converted $700 of additional principal related to its April 30, 2014 convertible note into 5,833,333 shares of the Company’s common stock.

On October 6, 2015, KBM Worldwide converted $1,630 of additional principal related to its April 30, 2014 convertible note into 13,583,333 shares of the Company’s common stock.

On October 7, 2015, KBM Worldwide converted $2,725 of additional principal related to its April 30, 2014 convertible note into 19,464,286 shares of the Company’s common stock.

On October 9, 2015, KBM Worldwide converted $2,725 of additional principal related to its April 30, 2014 convertible note into 19,464,286 shares of the Company’s common stock.

On October 12, 2015, KBM Worldwide converted $2,920 of additional principal related to its April 30, 2014 convertible note into 19,466,667 shares of the Company’s common stock.

On October 15, 2015, KBM Worldwide converted $5,525 of additional principal related to its April 30, 2014 convertible note into 24,021,739 shares of the Company’s common stock.

On October 15, 2015, LG Capital Funding, LLC converted $3,053 of additional principal related to its December 2, 2014 convertible note into 13,157,887 shares of the Company’s common stock.

On October 15, 2015, Zen Family LP, an entity controlled by our founder and director, Tracy Gibbs, returned 1,000,000 shares of the Company’s common stock to the Company for cancellation and was issued 1,000,000 shares of the Company’s Series A Preferred Stock.

On or about October 16, 2015, the Company’s subsidiary, Health Education Corporation (“Health Education”), and our founder and director, Tracy Gibbs (“Gibbs”), were served a copy of a complaint filed by KeyBank in the Utah Third Judicial District Court for breach of contract of a loan made by KeyBank to Health Education and guaranteed by Gibbs (the “Loan”). The Loan was entered into on or August 28, 2012, and KeyBank alleged that it was owed outstanding principal of approximately $173,370.80, with additional amounts due for accrued interest, late fees, and attorney fees. Health Education negotiated a repayment plan with KeyBank, entering into a forbearance agreement on or about November 9, 2015, with an effective date of November 5, 2015, pursuant to which Health Education would immediately pay KeyBank $25,578.01, interest only of approximately $914.40 on December 1, 2015, and the full amount due under the loan documents, or approximately $156,506.75 on or before December 31, 2015, with both Health Education and Gibbs signing confessions of judgment to be filed by KeyBank if the agreed amounts were not paid.  On November 10, 2015, Health Education paid KeyBank $25,578.01 as agreed.

On October 20, 2015, KBM Worldwide converted $5,540 of additional principal related to its April 30, 2014 convertible note into 14,205,128 shares of the Company’s common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On September 24, 2013, the Company dismissed the independent accounting firm of Sadler, Gibb & Associates, L.L.C. (“Sadler Gibb”) and engaged the independent accounting firm of Mantyla McReynolds, LLC (“Mantyla”). The report of Sadler Gibb as of and for the fiscal year ended October 31, 2012, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about the Company ability to continue as a going concern.

On May 21, 2014, the Company dismissed the independent accounting firm of Mantyla McReynolds, LLC (“Mantyla”) and engaged the independent accounting firm of DKM Certified Public Accountants (“DKM”). The reports of Mantyla with respect to Health Education Corporation as of and for the fiscal years ended July 31, 2013 and July 31, 2012, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about the Company ability to continue as a going concern.

On December 26, 2014, the Company dismissed the independent accounting firm of DKM Certified Public Accountants (“DKM”) and engaged the independent accounting firm of Green & Company, CPA’s. The reports of DKM with respect to Health Education Corporation as of and for the fiscal year ended July 31, 2014, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about the Company ability to continue as a going concern.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer (also the Company’s Chief Financial Officer) has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended July 31, 2015, covered by this Form 10-K.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the consolidated financial statements and related financial information appearing in this Annual Report on Form 10-K. The consolidated financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management does not expect that the Company’s disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of July 31, 2015, based upon the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of July 31, 2015, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at July 31, 2015:

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

The additional hiring is contingent upon the Company’s efforts to obtain additional funding through equity or debt for its continued operational activities and corporate expenses. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant rules of the SEC that permit us to provide only management’s report in this annual report.  On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act.  Included in the Act is a provision that permanently exempts smaller public companies that qualify as either a Non-Accelerated Filer or Smaller Reporting Company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

On September 29, 2015, Michael Doron resigned from all positions with the Company including as President, Chief Executive Officer, Chief Financial Officer, and member of the Board of Directors, and Edward J. Eyring, II, M.D., was appointed President, Chief Executive Officer, Chief Financial Officer, and Secretary of the Company.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following sets forth information about our director and executive officer as of the date of this report:

NAME	AGE	POSITION
Edward J. Eyring, II	48	President, CEO, CFO, Secretary
Tracy K. Gibbs	45	Director

Edward “Joe” Eyring, II, M.D., age 48, is a previously Board-certified colorectal surgeon and successful entrepreneur in the healthcare industry with an extensive and successful record of practice and business development. By the time he entered medical school in the late 1980’s, Dr. Eyring had already spent nearly a decade apprenticing with his father, an orthopedic surgeon who treated orphaned children in developing nations. A fascination with medicine, coupled with the satisfaction of helping people in need, ignited his interest in public service.

By the time he became a licensed physician in 1994, Dr. Eyring had already learned first-hand about the calamity of disease progression in patients with limited access to preventative care or treatment. Inspired by these experiences, he embarked upon his medical career with a long-range vision toward making quality medical care affordable and accessible to anyone.

During 13 years as a colorectal surgeon, Dr. Eyring witnessed devastating results of insufficient access to preventative care or treatment. He had an opportunity to work with a naturopathic medical doctor and learned benefits of a more integrative, holistic approach to disease prevention and cure.

As a medical entrepreneur, Dr. Eyring gained first-hand knowledge of how rate structures also impacted health outcomes; those without insurance either went deeply into debt or without treatment altogether. The disparity strengthened his resolve to bridge the gap in coverage and provide equal opportunity for anyone to maintain good health.

Since 2014, Dr. Eyring has been Managing Director of Domaine Global LLC; from 2010-2013, Dr. Eyring was the Founder, CEO and Chair of Simplify Rx, Inc.; in 2013, Dr. Eyring was a Medical Director at Aeromedical Collection Services; in 2014, Dr. Eyring founded American Recovery Company, which he has operated until the present date; from 2004-2013, Dr. Eyring was the founding partner and Medical Director of Physicians Pharmaceutical  Services; from 2005-2012, Dr. Eyring was the owner and principal researcher of Synergies Medical Research, LLC; from 2000-2013, Dr. Eyring was a surgeon and Founding Practice Leader at Integrative GI Healthcare; and from 2000-2012, Dr. Eyring was the sole proprietor of the Pelvic Floor Diagnostic Center in Murray, Utah.

Dr. Tracy Gibbs, age 45, is currently our chief science officer and formulator of our products, and is a director. From September 19, 2013, through September 23, 2014, he was also our President, CEO, CFO, and Secretary. Prior to September 19, 2013, when we acquired our wholly owned subsidiary, Health Education Corporation, he was the CEO and founder of Health Education Corporation. Dr. Gibbs earned a PhD in Pharmacognosy from KenchiKenkyu Gakkuin (Graduate School of Health Sciences) in Japan. He has also completed extensive studies in exocrinology, embryology, hematology, and nephrology and is studying to acquire a degree as a Naturopathic Medical Doctor (NMD) from Central States College of Health Sciences in Ohio. He has apprenticed with Dr. Bernard Jenson, PhD, Dr. Naria Kennedy, MD, and Dr. Yoshihara Masazumi at the Japan Health Food Research Institute.

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

Dr. Gibbs has been employed by Health Education Corporation, dba NutraNomics since its start in 1996. From 2009 to 2011, he took a leave of absence and was hired as the VP of Asia Operations for Atrium Innovations, a publicly traded holding company based in Quebec, Canada, for several dietary supplement manufacturers and brands including Douglas Labs, Garden of Life, Pure Encapsulations, Mucos Pharma in Germany and others.

There are no family relationships among any of our directors and officers.

Term of Office

Our directors are appointed to hold office until removed from office or until a successor has been elected and qualified in accordance with our Bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Officers are appointed by our Board of Directors, and each officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

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

Indemnification of Directors and Officers

Chapter 78 of the Nevada Revised Statutes allows for the indemnification of officers, directors, and any corporate agents in terms sufficiently broad to indemnify such persons under certain circumstances for liabilities, including reimbursement for expenses, incurred arising under the 1933 Act. The Bylaws of the Company provide that the Company will indemnify its directors and officers to the fullest extent authorized or permitted by law and such right to indemnification will continue as to a person who has ceased to be a director or officer of the Company and will inure to the benefit of his or her heirs, executors and Consultants; provided, however, that, except for proceedings to enforce rights to indemnification, the Company will not be obligated to indemnify any director or officer in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized by the Board of Directors. The right to indemnification conferred will include the right to be paid by the Company the expenses (including attorney’s fees) incurred in defending any such proceeding in advance of its final disposition.

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

Director Compensation

During the fiscal year ended July 31, 2015, our directors did not receive any compensation from us for their services as directors. Directors that were employees were not paid any fees for their role as director.

Code of Ethics

Our employee handbook identifies our code of ethics that applies to our officers, directors and employees, including our principal executive officer and principal accounting officer.

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

Item 11. Executive Compensation.

Summary Compensation Table — Fiscal Years Ended July 31, 2015 and 2014 of Nutranomics.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.
				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Michael Doron(1)	2015	41,454	32,500	457,047	0	0	531,001
	2014	17,308	0	0	0	0	0
Tracy K. Gibbs(2)	2015	36,923	0	0	0	0	0
	2014	100,700	0	368,000	0	0	468,700

(1)	Mr. Doron was appointed Chief Executive Officer, Chief Financial Officer (and as a director) on or about September 23, 2014, and resigned on September 29, 2015.
(2)
Dr. Gibbs is currently a Sales Representative and our Chief Scientific Officer (and is a director), and was our CEO and CFO from September 19, 2013, through September 23, 2014, when he resigned as CEO and CFO, and Mr. Doron was appointed as CEO and CFO. Prior to September 19, 2013, Dr. Gibbs was the CEO and founder of our wholly owned subsidiary, Health Education Corporation, which we acquired in September of 2013.

Summary of Employment Agreements and Material Terms

In 2007, Health Education, our wholly owned subsidiary, entered into a license and royalty agreement with Dr. Tracy Gibbs for exclusive use of the AES patent which was granted that year. The term was indefinite and included a once a year royalty payment. On January 26, 2015, our subsidiary, Health Education entered into a Bill of Sale and Assignment (the "Assignment") to purchase from Dr. Gibbs 100% of his rights, title and interest in and to the Assimilation Enhancing System (AES™) and related patent (US Patent Number 7,235,390) and intellectual property, in exchange for the issuance of 44,117,647 shares of the Company's common stock. The Assignment terminated the AES License and Royalty Agreement between Health Education and Dr. Gibbs dated as of June 14, 2007, and the issuance of the shares to Dr. Gibbs under the assignment satisfied outstanding royalties owed to Dr. Gibbs

The Company has a formal employment agreement with our founder, chief science officer, and director, Dr. Tracy Gibbs, and is currently paying Dr. Gibbs a salary of $4,000 per month under his current employment arrangement.

On or about September 23, 2014, Michael Doron was appointed as our President, Chief Executive Officer, Chief Financial Officer, Secretary and a director, and entered into an employment contract with the Company. Pursuant to the contract, Mr. Doron was to be compensated in the amount of $250,000 per year, $80,000 of which was to be paid in cash, $120,000 of which was to be deferred, and $50,000 of which was to be paid in the form of Company common stock on a quarterly basis and valued at the previous 5-day volume weighted average price of the Company's common stock. Mr. Doron was to also receive an additional equity award during the first year of employment equal to 0.83% of the issued and outstanding common stock of the Company following the completion of each month of employment during the first year. Mr. Doron resigned on September 29, 2015, and at such time received a note from the company in the principal amount of $299,382 in satisfaction of his accrued salary and stock payables.

Outstanding Equity Awards at Fiscal Year End

For the year ended July 31, 2015, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. During the fiscal year, the Company issued shares to an employee of the Company and to a director of its subsidiary, Health Education Corporation, valued at $38,027. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash.

Compensation of Directors

No member of our board of directors received any compensation for his services as a director during the years ended July 31, 2015, or July 31, 2014.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of October 22, 2015, (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group:

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and	Percent of Class(2)
			Nature of
			Beneficial
			Ownership(1)
Officers and Directors
Tracy K. Gibbs (3) 11487 South 700 East Salt Lake City, UT 84020	Director, Chief Science Officer, Sales Rep	Common stock, $0.001 par value	56,932,647	10.68%
Michael Doron Alta Nordic LLC 117 66th St Virgina Beach, VA 23451	Former President, CEO, CFO, Secretary, Director	Common stock, $0.001 par value	37,657,463	7.06%
All officers and directors as a group		Common stock, $0.001 par value	94,590,110	17.74%
5%+ Security Holders
Tracy K. Gibbs (3) 11487 South 700 East Salt Lake City, UT 84020	Director, Chief Science Officer, Sales Rep	Common stock, $0.001 par value	56,932,647	10.68%
Ronald and Nancy Gibbs (4) 11487 South 700 East, Draper UT 84020.		Common stock, $0.001 par value	7,116,800	1.33%
Michael Doron(5) 117 66th St Virgina Beach, VA 23451	Former President, CEO, CFO, Secretary, Director	Common stock, $0.001 par value	37,657,463	7.06%
KBM Worldwide, Inc. 111 Greatneck Rd, Suite 216 Great Neck, NY 11021		Common stock, $0.001 par value	38,226,867	7.17%
All 5%+ Security Holders		Common stock, $0.001 par value	501,196,825	94.00%
Tracy K. Gibbs (3) 11487 South 700 East Salt Lake City, UT 84020	Director, Chief Science Officer, Sales Rep	Series A Preferred Stock, $0.001 par value	1,000,000	100%

(1)
Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	Based on 533,165,512 shares issued and outstanding as of October 22, 2015.
(3)
56,880,522 shares of common stock and 1,000,000 shares of Series A Preferred Stock are held in the name of the ZEN Family LP, 11487 South 700 East, Salt Lake City, Utah, 84020. The beneficiaries of the ZEN Family LP are as follows: 33% Tyler Gibbs, 33% Dylan Gibbs, 33% Nathan Gibbs, and 1% Tracy K. Gibbs.  Tyler, Dylan and Nathan Gibbs are the sons of Tracy K. Gibbs, our founder and director and former CEO, who has the sole voting power over the shares held by the ZEN Family LP.  An additional 52,125 shares are held in the name of Tyler, Dylan and Nathan Gibbs but are deemed to be beneficially owned by Tracy K. Gibbs.

(4)	Held in the name of the Ronald and Nancy Gibbs Trust.
(5)	Held in the name of Alta Nordic, LLC. Mr. Doron resigned from all positions with the Company on September 29, 2015.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The following includes a summary of transactions since the beginning of the July 31, 2014 fiscal year, of any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

On September 19, 2013, we closed a share exchange agreement with Health Education Corporation and its shareholders.  Upon closing of the share exchange agreement, we issued 11,762,875 shares of our common stock to Tracy K. Gibbs.

In January 2012, Health Education entered into a two year, zero percent note with an 8% imputed interest rate with the same officer, Tracy K. Gibbs, in the amount of $150,000. The note is due on December 31, 2014. Health Education agreed to pay royalty payments in connection with sales of a certain product line. On December 12, 2014, the Company settled its related party note payable in the amount of $35,036 with a Company director in exchange for $30,000 cash, additional paid in capital of $3,989, and offsets of $1,138 in related party liabilities. The Company paid royalty payments of $0 and $38,392 in the years ended July 31, 2015 and 2014, respectively. As of July 31, 2015 and 2014, the Company owed a total of $0 and $36,608 in principal in related party notes. As of July 31, 2015 and 2014, the Company owed a total of $0 and $36,608 in principal in related party notes.

During the 12 month period ended July 31, 2015, the Company also issued 90,715,944 shares of common stock for share-based compensation, acquisitions, and consulting services. On January 29, 2015, the Company completed the acquisitions of Nutriband and the AES™ intellectual property by issuing (1) 3,172,554 shares of the Company's common stock to the Nutriband seller, and (2) 44,117,647 shares of the Company's common stock to the family partnership of the Company's founder and director, Dr. Gibbs. On January 29, 2015, the Company issued 5,000,000 shares of the Company's common stock to an entity controlled by Michael Doron, the Company's CEO and director, in consideration for Mr. Doron's previous appointment to the Company's Board of Directors. On January 29, 2015, the Company issued 2,500,000 shares of the Company's common stock to an entity controlled by Michael Doron in consideration for Mr. Doron's negotiation and closing of the Nutriband acquisition. On January 29, 2015, the Company issued 30,157,463 shares of the Company's common stock to an entity controlled by Michael Doron in satisfaction of the Company's obligations to Mr. Doron under the Company's employment contract with Mr. Doron. On January 29, 2015, the Company issued 5,768,280 shares of the Company's common stock to an outside consultant for general business and marketing consulting services rendered during the quarter.

Mr. Doron resigned on September 29, 2015, and at such time received a note from the company in the principal amount of $299,382 in satisfaction of his accrued salary and stock payables.

Item 14.   Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants, Green & Company Certified Public Accountants and DKM Certified Public Accountants for the periods and categories of services indicated:

	31-Jul	31-Jul
Category	2015	2014
Audit Fees	$76,343	$93,875
Audit Related Fees	86,693	18,407
Tax Fees	1,750	-
All Other Fees	94,285	119,069
Total	$259,071	$231,351

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

Other fees. Other services provided for legal contracts, accounting software, merchant, bank, and payroll.

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

10.1	Bill of Sale and Assignment with Tracy Gibbs, dated January 26, 2015 (incorporated by reference to our Form 8-K filed on February 2, 2015)
10.2	Office Lease Agreement with Unity Investments, LLC (incorporated by reference to our Amendment No. 2 to Current Report on Form 8-K/A filed on December 12, 2013)
10.3	Agreement for Share Exchange with Nutriband, dated January 26, 2015 (incorporated by reference to our Form 8-K filed on February 2, 2015)
10.4 (1)	Amended License Agreement with Gennesar Nutraceuticals, LLC dba Genesar Nutraceuticles, dated August 25, 2015
16.1
Letter from Sadler, Gibb & Associates, L.L.C., dated September 25, 2013 regarding Change in Certifying Accountant (incorporated by reference to our Amendment No. 1 to Current Report on Form 8-K/A filed on September 27, 2013)

16.2	Letter from Mantyla McReynolds, LLC, dated May 22, 2014, regarding Change in Certifying Accountant (incorporated by reference to our Current Report on Form 8-K filed on May 23, 2014)
16.3
Letter from DKM Certified Public Accountants, dated December 26, 2014, regarding Change in Certifying Accountant (incorporated by reference to our Current Report on Form 8-K filed on December 30, 2014)

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

/s/ Edward J. Eyring, II	November 13, 2015
Edward J. Eyring, II, Principal Executive Officer	Date

/s/ Edward J. Eyring, II,	November 13, 2015
Edward J. Eyring, II, Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edward J. Eyring, II,	November 13, 2015
Edward J. Eyring, II,, CEO	Date

/s/ Tracy Gibbs	November 13, 2015
Tracy Gibbs, Director	Date