Form 10-Q
period 2015-10-31
NUTRANOMICS, INC.
filed 2015-12-31
CIK 1451433

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2015

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

As of December 29, 2015, the issuer had 580,665,512 issued and outstanding shares of common stock, par value of $0.001.

NUTRANOMICS, INC.
FORM 10-Q

For the Quarterly Period Ended October 31, 2015

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

HEALTH EDUCATION CORPORATION
d.b.a NUTRANOMICS, INC.
Consolidated Balance Sheets

ASSETS

	October 31,	July 31,
	2015	2015
CURRENT ASSETS	(Unaudited)

Cash and cash equivalents	$56,898	$90,386
Accounts receivable, net of allowance	96,884	84,296
Prepaid expenses	14,007	7,293
Other current assets	133,018	128,105
Inventory	93,135	122,645

Total Current Assets	393,942	432,725

PROPERTY & EQUIPMENT, net	8,718	10,276

INTANGIBLES, net	3,703	3,703

OTHER ASSETS

Rent deposit	2,000	2,000
Total Assets	$408,363	$448,704

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$768,759	$611,402
Lines of credit	33,497	35,337
Convertible notes payable-current portion net of discount	941,063	519,827
Loan payable-current portion	180,052	181,721
Note Derivative Liability	427,456	93,204
Warrant Liability	90,703	71,815
Related party payable	18,609	15,997
Unearned revenue	102,395	227,919

Total Current Liabilities	2,562,534	1,757,222

LONG-TERM LIABILITIES

Convertible notes payable	71,288	147,170

Total Liabilities	2,633,822	1,904,392

STOCKHOLDERS' DEFICIT

Preferred stock; par value of $.001, 25,000,000 shares authorized;
1,000,000 and 0 shares issued and outstanding at
Oct 31, 2015 and July 31, 2015, respectively	1,000	-
Common stock; par value of $.001, 750,000,000 shares authorized;
532,165,512 and 252,467,187 shares issued and outstanding at
Oct 31, 2015 and July 31, 2015, respectively	532,164	252,467
Additional paid in capital	4,090,291	4,266,957
Accumulated deficit	(6,848,914)	(5,975,112)
Total Stockholders' Deficit	(2,225,459)	(1,455,688)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$408,363	$448,704

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH EDUCATION CORPORATION
d.b.a NUTRANOMICS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	October 31,
	2015	2014

REVENUES	$409,216	$641,237
COST OF SALES	190,297	299,670

	218,919	341,567

OPERATING EXPENSES

General and administrative	71,265	63,785
Advertising and marketing	15,286	24,771
Professional fees	92,927	59,269
Salaries and wages	374,220	142,307

Total Operating Expenses	553,698	290,132

OPERATING (LOSS)	(334,779)	51,435

OTHER INCOME (EXPENSE)

Other income	100	-
Change in Fair Value of Derivative	(419,666)	-
Interest expense	(119,457)	(90,591)

Total Other Income (Expense)	(539,023)	(90,591)

NET (LOSS) BEFORE INCOME TAXES	(873,802)	(39,156)
Provision for income taxes

NET (LOSS)	$(873,802)	$(39,156)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER	495,740,761	52,321,884
OF SHARES OUTSTANDING

Weighted Average Shares Outstanding - Basic and Diluted	495,740,761	52,321,884

NET INCOME (LOSS)	(873,802)	(39,156)

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH EDUCATION CORPORATION
d.b.a NUTRANOMICS, INC.
Consolidated Statements of Stockholders' Deficit

	Preferred Stock		Common Stock				Accumulated Other	Total
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Comprehensive Income	Stockholders' (Deficit)

Balance, July 31, 2014			51,151,766	$51,153	$3,337,911	$(4,757,633)	$-	$(1,368,569)

Common stock issued for cash			600,000	600	37,390	-		37,990

Common stock issued for share based compensation			43,425,743	43,425	521,110	-		564,535

Additional paid in capital from related party debt settlement					3,989			3,989

Common stock issued for acquisition			3,172,554	3,173	38,070	-		41,243

Common stock issued for related party AES Purchase			44,117,647	44,118	(40,415)	-		3,703

Common stock for conversion of convertible note principal			109,999,477	109,998	150,089	-		260,087

Net Derivative Liability Issuance and Settlement			-	-	218,813	-		218,813

Net loss for the period ended
July 31, 2015			-	-	-	(1,217,479)	-	(1,217,479)

Balance, Jul 31, 2015	-	$-	252,467,187	$252,467	$4,266,957	$(5,975,112)	$-	$(1,455,688)

Series A Preferred Stock issued	1,000,000	1,000			-	-		1,000

Commmon stock converted into preferred stock			(1,000,000)	(1,000)	-	-		(1,000)

Common stock for conversion of convertible note principal			280,698,325	280,697	(247,483)	-		33,214

Net Derivative Liability Issuance and Settlement	-	-	-	-	70,817	-		70,817

Net loss for the period ended
October 31, 2015	-	-	-	-	-	(873,802)	-	(873,802)

Balance, October 31, 2015	1,000,000	$1,000	532,165,512	$532,164	$4,090,291	$(6,848,914)	$-	$(2,225,459)

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH EDUCATION CORPORATION
d.b.a NUTRANOMICS, INC.
Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended
	Oct 31,
	2015	2014
OPERATING ACTIVITIES
Net (Loss)	$(873,802)	$(39,156)
Adjustments to reconcile net (loss) to net cash used from operating activities:
Allowance for bad debt	(96,769)	-
Gain (loss) on derivative	419,666	-
Amortization of debt discount	82,881	75,138
Short-term loan issued for professional fees	-	-
Depreciation, ammortization, and impairment expense	1,558	2,523
Note Payable for Compensation	299,382	-
Changes in operating assets and liabilities:
Accounts receivable	84,181	(78,192)
Other assets	(11,627)	26,410
Inventory	29,510	120,878
Deferred revenue	(125,524)	(76,179)
Accounts payable and accrued expenses	157,718	(52,136)
Net Cash (Used) From Operating Activities	(32,827)	(20,714)

INVESTING ACTIVITIES
	-	-
Net Cash (Used) Investing Activities	-	-

FINANCING ACTIVITIES
Repayments of related party payable	2,612	(974)
Proceeds from convertible debt	236	-
Repayment of loan payable	(1,669)	(7,670)
Proceeds from line of credit	(1,840)	(3,211)
Repayments of notes payable- related party	-	(1,572)
Sale of common stock	-	37,990
Net Cash provided by Financing Activities	(661)	24,563

Net Increase (Decrease) in Cash and Cash Equivalents	(33,488)	3,849

Cash and Cash Equivalents, Beginning of Period	90,386	79,235

Cash and Cash Equivalents, End of Period	$56,898	$83,084

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$6,288	$3,208

Non-cash Investing and Financing activities:
Common stock for conversion of convertible note principal	$33,214	$42,000
Debt Discount	$59,196	$60,361
Net Derivative Liability Issuance and Settlement	$70,817	$34,480

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH EDUCATION CORPORATION
d/b/a NUTRANOMICS, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
October 31, 2015

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the July 31, 2015 audited consolidated financial statements and the accompanying notes thereto. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Actual results could differ materially from those estimates.

These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Health Education Corporation d/b/a NutraNomics, (the "Company") was incorporated under the laws of the State of Delaware on February 14, 1996, and later reincorporated under the laws of the State of Utah on January 5, 1998. The Company was originally organized to provide education services, books, cassette tapes and public presentations. The Company utilized several revenue generating tools in order to accomplish this goal including Live Blood Analysis, iridology, bone density screening and other self-help methods. In 1998, the Company changed its incorporation to the State of Utah, the primary place of business. In 2001, the Company created its own line of nutritional products that quickly became its leading revenue source. The Company filed for the d/b/a. of “NutraNomics” in order to fully prepare and utilize the brand name for expansion. In retail outlets and to its clientele, the Company is known as “NutraNomics.” The Company sells its own brand of supplements in 19 countries direct to the public. Beyond its sales in both the United States and Canada, the Company maintains sales representatives in the Philippines. The Company maintains multiple trademarks, trade names and patents.

Merger

On September 13, 2013, Buka Ventures, Inc., a Nevada corporation ("Buka") and Health Education Corporation d/b/a Nutranomics, a Utah corporation ("Nutranomics"), executed and delivered a Share Exchange Agreement (the "Share Agreement") and all required or necessary documentation to complete a merger (collectively, the "Transaction Documents"), whereby Buka became the parent company and Nutranomics became the wholly-owned subsidiary on the closing of the Share Agreement. Prior to the closing of this transaction and pursuant to a certain Share Exchange Agreement dated September 13, 2013, Buka canceled 25,000,000 of its 46,500,000 issued and outstanding common shares and simultaneously issued 25,005,544 shares of its common stock in exchange for 8,994,800 shares of Nutranomics common stock. The merger has been treated as a reverse acquisition and a recapitalization of a public company. Accordingly, the historic financial statements of the Company are the historic financial statements of Nutranomics, which was incorporated on January 5, 1998.  Buka’s name was formally changed to “Nutranomics, Inc.” in connection with the transaction.  The “Company” hereinafter refers to Nutranomics, Inc., the Nevada parent corporation, or Health Education Corporation d/b/a Nutranomics, the Utah subsidiary corporation, as the context requires.

On January 26, 2015, the Company (Nutranomics, Inc.) entered into a Share Exchange Agreement with Nutriband Ltd., an Irish private limited company ("Nutriband"), and its shareholders to acquire 100% of Nutriband in exchange for (1) the issuance of 3,172,554 shares of the Company's common stock to Nutriband's shareholder, Gareth Sheridan, and (2) the payment of a perpetual 10% royalty on gross global sales of all Nutriband products to the Nutriband shareholders. On July 31, 2015, the full value of the goodwill associated with the Nutriband purchase was deemed to be an idea only with no inherent value and was written off as an impairment loss. On or about November 17, 2015, Nutranomics Inc. and Nutriband agreed to rescind the share exchange agreement, and the Company simultaneously canceled Mr. Sheridan’s employment agreement with the Company.

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

As the Company has incurred losses for the three months ended October 31, 2015 and 2014, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of October 31, 2015, there were 952,322,949 anti-dilutive shares related to convertible notes based on their terms and conditions with none related to warrants.

Going Concern
The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has generally had net losses after consideration of income taxes. Further, the Company has negative working capital and insufficient cash flows from operation as of October 31, 2015, and does not have the requisite liquidity to pay its current obligations. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management will seek to increase revenues and reduce costs, while raising capital through the sale of its stock. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company’s revenue recognition policy is in accordance with the requirements of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”), and other applicable revenue recognition guidance under US GAAP. Sales revenue is recognized for our retail and wholesale customers when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured — generally when products are shipped to the customer and services are rendered, except in situations in which title passes upon receipt of the products by the customer. In this case, revenues are recognized upon notification that customer receipt has occurred. The Company accrues an estimated amount for sales returns and allowances related to defective or returned products at the time of sale based on its ability to estimate sales returns and allowances using historical information. For the three months ended October 31, 2015 and 2014, the Company calculated the amount to be less than 3% of sales so no allowance was accrued in either year. Shipping and handling fees and related freight costs and supplies associated with shipping products to customers are included as a component of cost of sales. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

Unearned Revenues consist of cash received in advance for products to be delivered at a future date. The Company records the payments received as a liability until the products are delivered. The Company recorded unearned revenue of $102,395 and $227,919 as of October 31, 2015 and July 31, 2015, respectively.

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

On March 20, 2014, the Company’s subsidiary, Health Education Corporation (“Health Education”), was served a copy of a complaint filed by EpicEra Incorporated (“Epic”) in the Utah Third Judicial District Court for the return of a $100,000 deposit paid by Epic to Health Education for the supply of nutritional products. On April 16, 2014, Health Education answered the Complaint and filed a counterclaim against Epic and third-party claims against eCosway USA, Inc. (“eCosway,” which is Epic’s owner), and its principals, for breach of a non-disclosure and non-circumvention agreement, unjust enrichment, fraud, and fraudulent nondisclosure. Health Education’s claims alleged that (1) eCosway and its principals have defrauded Health Education and engaged in a scheme of corporate espionage to misappropriate Health Education’s proprietary information and trade secrets to launch their new multilevel marketing company, Epic; (2) under the fraudulent guise of partnering with Health Education to have Health Education formulate and produce the health products to be sold by Epic’s distributors, eCosway and its principals signed a non-disclosure and non-circumvention agreement that they had no intention of honoring in order to gain access to Health Education’s proprietary information so that they could steal that information and use it for their own benefit; (3) Health Education relied upon the non-disclosure and non-circumvention agreement and misrepresentations of Epic, eCosway, and its principals, and disclosed the proprietary information and formulations, which Epic then appropriated as its own. Health Education’s claims request general damages as well as punitive damages. On May 6, 2015, fact discovery concluded, and expert discovery has also concluded. Epic filed a motion for summary judgment on or about June 2, 2015, Health Education opposed the motion on or about June 19, 2015, and a hearing was scheduled for September 9, 2015. After receiving arguments, the court ruled that EpicEra’s motion for summary judgment was denied in part and granted in part, ordering that the case would be tried regarding whether Nutranomics was entitled to offset the Epic deposit by purchases it made and labor it used in performing on the purchase order with EpicEra, and as to the breach of contract claim filed by Nutranomics against EpicEra for not fulfilling the purchase order agreement, while Nutranomics’s claims against eCosway and Glenn Jensen for Breach of the Non-Disclosure and Non-Circumvention agreement were dismissed based on insufficient proof of damages. On September 30, 2015, Wrona, Gordon & DuBois withdrew as counsel for Nutranomics. On November 21, 2015, the Company obtained the counsel of TR Spencer and Associates, LLP, which represented the Company at a pretrial conference on November 25, 2015. The trial is scheduled for January 27, 2015.

On January 16, 2015, the Company was served a copy of a complaint filed by NHK Laboratories, Inc., in the Superior Court of California, County of Los Angeles, arising out of an alleged breach of contract by the Company and seeking $79,770 in principal, plus interest and attorney fees. The Company retained local counsel who answered the complaint. On October 21, 2015, the court ordered Nutranomics to provide additional documentation to the plaintiff, and Nutranomics has provided the requested documentation. The parties are currently discussing potential settlement terms.

On June 24, 2015, KBM Worldwide, Inc. and Vis Vires Group, Inc., two of the Company's creditors, sent the Company notices of default for the Company's failure to comply with the reporting requirements of the Exchange Act.

On or about October 16, 2015, the Company’s subsidiary, Health Education Corporation (“Health Education”), and our founder and director, Tracy Gibbs (“Gibbs”), were served a copy of a complaint filed by KeyBank in the Utah Third Judicial District Court for breach of contract of a loan made by KeyBank to Health Education and guaranteed by Gibbs (the “Loan”). The Loan was entered into on or August 28, 2012, and KeyBank alleged that it was owed outstanding principal of approximately $173,371, with additional amounts due for accrued interest, late fees, and attorney fees. Health Education negotiated a repayment plan with KeyBank, entering into a forbearance agreement on or about November 9, 2015, with an effective date of November 5, 2015, pursuant to which Health Education would immediately pay KeyBank $25,578, interest only of approximately $914 on December 1, 2015, and the full amount due under the loan documents, or approximately $156,507 on or before December 31, 2015, with both Health Education and Gibbs signing confessions of judgment to be filed by KeyBank if the agreed amounts were not paid.  On November 10, 2015, Health Education paid KeyBank $25,578 as agreed. See Note 8.

On December 22, 2015, the Company received a cease and desist letter from Gennesar Nutraceuticals, LLC for breach of the amended license agreement entered into on August 24, 2015, wherein the Company had an exclusive license to produce and sell the Gennesar product, “Gen Epic.” Gennesar alleges among other things that the Company without consent altered the formulation and packaging of “Gen Epic.”  The Company is consulting with litigation counsel regarding an appropriate response.

Management of the Company has conducted a diligent search and concluded that, other than as disclosed herein, there were no commitments, contingencies, or legal matters pending at the balance sheet dates that have not been disclosed.

NOTE 4 – LEASES

The Company leases a 3,000 square foot office in the Draper, Utah that serves as its principal executive offices was renewed on December 15, 2014 for 2 years. Pursuant to the lease, the rent for the three months ended October 31, 2015 and 2014, totaled $12,150 and $12,920, respectively.

The Company has the ability to sublease three rooms totaling 1,500 square feet of their Draper office space on a month to month basis. The company subleased only one room during 2014 and terminated that sublease prior to 2015. Pursuant to the sublease agreements, the monthly rent received for the three months ended October 31, 2015 and 2014 totaled $0 and $0, respectively.

The Company leased certain machinery and equipment in 2013 and 2012 under an agreement that is classified as an operating lease. The lease expired on July 15, 2013, and is now leased on a month-to-month basis. Rent expense under the operating lease totaled $1,037 and $1,036 at for the nine months ended October 31, 2015 and 2014, respectively.

The future minimum lease payments required under the operating leases as of October 31, 2015, are as follows:

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

NOTE 6 – RELATED PARTY PAYABLE

Related party payables consist of payments made by a director through credit cards and use of a line of credit used to pay expenses on behalf of the Company. During the three months ended October 31, 2015 and 2014, the officer lent $3,924 and $0 and the Company made payments of $1,312 and $974, respectively. As of October 31, 2015 and July 31, 2015, the Company owed a total of $18,609 and $15,997 in related party payables.

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

In August 2013, the line of credit was converted into a note, and the Company was no longer able to borrow any additional funds. Under the new terms of the note, the note had a face value of $250,000 that matured on September 1, 2018, with an interest rate of prime plus 1.960%, and as of the date of the note, the interest rate was 5.21%. The note had minimum monthly payments of $4,745 which started on October 1, 2013. The Lender allowed the Company to absorb a prior $50,000 note into the note, not affecting the repayment date. The Company did incur issuance costs of $4,037, which were expensed upon occurrence. The balance outstanding on this note and line of credit as of October 31, 2015 and July 31, 2015, was $180,052 and $181,721, respectively. As of October 31, 2015, the Company has paid $17,794 in principal payments.The loan payable was defaulted on April 28, 2015, and corrected on June 10, 2015, with an extension fee of $1,590 and legal fees of $1,429. The loan defaulted again on October 6, 2015, and on or about November 10, 2015, the Company signed a new loan forbearance agreement, requiring the immediate payment of $25,578, including interest of $940 and $2,000 in legal fees, in which, KeyBank agreed to allow Nutranomics to pay interest only on the loan in December and with a balloon payment of all principal and interest due in January 2016.

Loans payable consisted of the following as of October 31, 2015 and July 31, 2015:

Loan Payable
	October 31,	July 31,
	2015	2015

$250,000 face value, converted from a LOC on August 28, 2013, interest rate of 5.21%, matures on September 1, 2018.	$180,052	$181,721
Total Loan payable	180,052	181,721
Less current portion	180,052	181,721
Loan payable, long-term	$0	$0

In 1998, the Company entered into a line of credit with Zions Bank ("Lender") with a credit limit of $40,000. The line bears a compounding per annum fixed interest rate of 5.25%. As of October 31, 2015 and July 31, 2015, the Company owed $33,497 and $35,337 in principal, respectively. The Lender executed a commercial security agreement. With this agreement, the Lender is entitled to a security interest in the Company's inventory, chattel paper, accounts receivable and general intangibles. The Company did incur a setup fee, which has been fully amortized. There is no term limit on the line and the Company is allowed to draw up to its dollar limit.

NOTE 9 – CONVERTIBLE NOTES PAYABLE AND LOAN PAYABLE

Convertible notes payable consisted of the following as of October 31, 2015 and July 31, 2015, respectively:

Convertible Notes Payable
	October 31,	July 31,
	2015	2015

$250,000 face value, issued on September 27, 2013, interest rate of 10%, and a default rate of 10%, matures on September 27, 2015.	$250,000	$250,000
$125,000 face value, issued on October 18, 2013, interest rate of 10% and a default rate of 10%, matures on October 18, 2015.	121,600	125,000
$150,000 face value, issued on November 22, 2013, interest rate of 10%, matures on November 22, 2015.	150,000	150,000
$63,000 face value, loan default resulted in loan balance 150% balance increase of $25,055, of which, $49,010 was converted, issued on May 15, 2014, interest rate of 8%, and a default rate of 22%, matured on February 2, 2015, net of unamortized discount of $0 and $0 as of October 31, 2015 and July 31, 2015.	39,045	64,095
$73,500 face value, of which, $6,360 was converted, issued on December 2, 2014, interest rate of 8%, matures on December 2, 2015, net of unamortized discount of $2,392 and $0 as of October 31, 2015 and July 31, 2015.	64,748	42,544
$59,000 face value, of which, $23,583 was converted, issued on December 2, 2014, interest rate of 8%, matures on September 2, 2016, net of unamortized discount of $17,099 and $0 as of October 31, 2015 and July 31, 2015.	18,318	2,780
$65,000 face value, of which, $16,538 was converted, issued on December 16, 2014, interest rate of 0%, matures on December 16, 2016, net of unamortized discount of $24,312 and $0 as of October 31, 2015 and July 31, 2015.	24,150	7,786
$33,000 face value, issued on March 17, 2015, interest rate of 8% maturing on December 19, 2015, net of unamortized discount of $2,499 and $0 as of October 31, 2015 and July 31, 2015.	30,501	18,870
$27,500 face value, issued on June 2, 2015, interest rate of 12% maturing on March 2, 2016, net of unamortized discount of $9,687 and $0 as of October 31, 2015 and July 31, 2015.	17,813	5,922
$299,382 face value, issued on September 15, 2015, interest rate of 0% maturing on March 15, 2016, net of unamortized discount of $3,206 and $0 as of October 31, 2015 and July 31, 2015.	296,176	-

Total convertible notes payable – non-related parties	1,012,351	666,997
Current Portion of Notes	1,000,259	661,904
Discount on Notes	59,196	142,077
Convertible notes payable-current portion net of discount	941,063	519,827
Convertible notes payable, long-term	$71,288	147,170

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

On December 2, 2014, the Company entered into a collateralized secured convertible promissory note with LG Capital Funding, LLC ("LG"), a New York limited liability company, for an 8% convertible promissory note with an aggregate principal amount of $73,500, which together with any unpaid accrued interest is due on December 2, 2015. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder's option 180 days from inception at a variable conversion price calculated as 58% of the average of the lowest three closing bid prices during the ten trading day period ending on the conversion date. This note was funded on December 10, 2014, when the Company received cash in the amount of $70,000, with the remaining $3,500 being used for LG’s legal and other origination expenses.  On December 2, 2014, the Company also entered into a second $73,500 convertible promissory note with LG on the same terms as the first note and due on December 2, 2015, which has not yet been funded.  This note is collateralized by a secured promissory note issued by LG to the Company for $73,500, due on August 2, 2015, and accruing interest at the rate of 8% per annum. This note was canceled along with the derivative liability on December 2, 2014 due to the fact that the Company had not maintained a stock price in excess of .002 at all times.

On December 2, 2014, the Company entered into a collateralized secured convertible promissory note with Typenex Co-Investment, LLC ("Typenex"), a Utah limited liability company, for an 10% convertible promissory note with an aggregate principal amount of $224,000, of which the Company is to assume $20,000 in original interest discount (“OID”) and legal fees and other expenses of Typenex totaling $4,000, which together with any unpaid accrued interest is due on September 10, 2016. The note is to be issued in tranches with an initial tranche of $59,000, of which the Company received $50,000 on December 10, 2014, with the remaining $4,000 being used for legal and other expenses of Typenex and the Company assuming $5,000 in OID. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at a variable conversion price calculated as 58% of the average of the lowest three closing bid prices during the ten trading day period ending on the last complete trading day prior to the conversion date. The remaining three tranches of $55,000 of funding to the Company under the note will consist of $50,000 in principal and the $5,000 in OID, which have not yet been funded, and shall correspond to three $50,000 promissory notes issued by Typenex in favor of the Company, accruing interest at 8% per annum and maturing on September 2, 2016.

In conjunction with the Company’s convertible note issued to Typenex and Typenex’s three promissory notes issued to the Company for the three additional tranches of funding to the Company, the Company issued four warrants for a total number of shares equal to $112,000 ($29,500 for the first warrant corresponding to funding on December 10, 2014, and $27,500 for the other three warrants corresponding to the future tranches of funding by Typenex to the Company) divided by the conversion market price in the Typenex convertible note. The warrants have an exercise price of $0.06, subject to adjustment, and expire on December 2, 2019. Each of the warrants are only exercisable after the corresponding tranche of funding by Typenex to the Company have been paid. Therefore, the first warrant is currently exercisable, but the other three warrants are not. On December 10, 2014, the Company estimated the fair market value of the derivative liability associated with the bifurcated conversion feature to be $84,512 and a discount on the note of $59,000.

On December 2, 2014, the Company entered into a convertible promissory note with JMJ Financial, a Nevada sole proprietorship (“JMJ”), with a face amount of $350,000, of which the Company is to assume $35,000 in original interest discount (“OID”), which together with any unpaid accrued interest is due on Dec 2, 2016.  The note is to be funded by JMJ at its discretion, and the initial tranche was funded on December 16, 2014, when the Company received cash in the amount of $55,000. The note balance funded (plus a pro rata portion of the OID) together with any unpaid accrued interest is convertible into shares of common stock at a variable conversion price calculated as 65% of the average of the lowest trade price during a 25-day period ending on the last complete trading day prior to the conversion date. On December 16, 2014, the Company estimated the fair market value of the derivative liability associated with the bifurcated conversion feature to be $71,321 and a discount on the note of $65,000.
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
On March 17, 2015, the Company entered into a convertible promissory note with Vis Vires Group, Inc., a New York Corporation, for an 8% convertible promissory note with an aggregate principal amount of $33,000 which together with any unpaid accrued interest is due on December 19, 2015. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder's option 180 days from inception at a variable conversion price calculated as 58% of the Market Price, which means the average of the lowest three Trading Prices (defined as the closing bid prices) during the three trading day period ending on the last complete trading day prior to the conversion date with a floor of $.00005 as stated in the conversion feature. On April 1, 2015 the Company received cash in the amount of $20,000, with the remaining $13,000 being used for legal fees. The Company analyzed the note on the issuance date on March 17, 2015. The Company determined that the variable conversion price and the floor exceeding the authorized number of shares results in the need for bifurcation into a separate derivative liability valued at fair market value. On October 31, 2015, the Company estimated the fair market value of the derivative liability associated with the bifurcated conversion feature to be $35,444 and a discount on the note of $33,000.

On May 12, 2015, KBM Worldwide converted $12,890 of principal related to the April 30, 2014, convertible note, into 8,056,250 shares of the Company's common stock at $ 0.0016 per share. The remaining principal balance due after the conversion was $50,110. On June 6, 2015, KBM Worldwide issued a Notice of Default, which resulted in the principle due being increased to 150% of the principal balance due to the Company’s filing its quarterly SEC report after the filing deadline, and the loan balance increased by $25,055 to $75,165.
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
On June 17, 2015, JMJ Financial converted $6,435 of principal related to the December 10, 2014, convertible note, into 4,500,000 shares of the Company's common stock at $ 0.001430 per share. The remaining principal balance due after the conversion was $58,565.
On June 19, 2015, Typenex Co-Investment, LLC converted $17,059 of principal related to the December 2, 2014, convertible note, into 11,921,055 shares of the Company's common stock at $ 0.001431 per share. The remaining principal balance due after the conversion was $41,941.
On July 15, 2015, KBM Worldwide converted $8,200 of principal related to the April 30, 2014, convertible note, into 8,453,608 shares of the Company's common stock at $ 0.000970 per share. The remaining principal balance due after the conversion was $66,965.
On July 17, 2015, JMJ Financial converted $5,862 of principal related to the December 10, 2014, convertible note, into 9,690,000 shares of the Company's common stock at $ 0.000605 per share. The remaining principal balance due after the conversion was $52,703.
On July 20, 2015, LG Capital Funding, LLC converted $3,667 of principal related to the December 2, 2014, convertible note, into 3,793,686 shares of the Company's common stock at $ 0.000967 per share. The remaining principal balance due after the conversion was $70,000.
On July 27, 2015, KBM Worldwide converted $1,605 of principal related to the April 30, 2014, convertible note, into 8,447,368 shares of the Company's common stock at $ 0.000190 per share. The remaining principal balance due after the conversion was $65,360.
On July 28, 2015, JMJ Financial converted $1,780 of principal related to the December 10, 2014, convertible note, into 10,790,000 shares of the Company's common stock at $ 0.000165 per share. The remaining principal balance due after the conversion was $50,922.
On July 29, 2015, Typenex Co-Investment, LLC converted $3,515 of principal related to the December 2, 2014, convertible note, into 16,900,000 shares of the Company's common stock at $ 0.000208 per share. The remaining principal balance due after the conversion was $38,426.
On July 30, 2015, KBM Worldwide converted $1,265 of principal related to the April 30, 2014, convertible note, into 8,433,333 shares of the Company's common stock at $ 0.000150 per share. The remaining principal balance due after the conversion was $64,095.

On August 6, 2015, KBM Worldwide converted $840 of principal related to the April 30, 2014, convertible note, into 8,400,000 shares of the Company's common stock at $ 0.000100 per share. The remaining principal balance due after the conversion was $63,255.
On August 6, 2015, JMJ Financial converted $693 of principal related to the December 10, 2014, convertible note, into 12,595,000 shares of the Company's common stock at $ 0.000055 per share. The remaining principal balance due after the conversion was $50,229.
On August 12, 2015, KBM Worldwide converted $815 of principal related to the April 30, 2014, convertible note, into 13,583,333 shares of the Company's common stock at $ 0.000060 per share. The remaining principal balance due after the conversion was $62,440.
On August 18, 2015, Typenex Co-Investment, LLC converted $1,310 of principal related to the December 2, 2014, convertible note, into 27,300,000 shares of the Company's common stock at $ 0.000048 per share. The remaining principal balance due after the conversion was $37,115.
On August 21, 2015, JMJ Financial converted $862 of principal related to the December 10, 2014, convertible note, into 15,680,000 shares of the Company's common stock at $ 0.000055 per share. The remaining principal balance due after the conversion was $49,367.
On August 27, 2015, JMJ Financial converted $905 of principal related to the December 10, 2014, convertible note, into 16,460,000 shares of the Company's common stock at $ 0.000055 per share. The remaining principal balance due after the conversion was $48,462.
On August 27, 2015, Evolution Capital Partners, LLC converted $3,400 of principal related to the August 18, 2013, convertible note, into 8,500,000 shares of the Company's common stock at $ 0.000400 per share. The remaining principal balance due after the conversion was $121,600.
On September 8, 2015, Typenex Co-Investment, LLC converted $1,699 of principal related to the December 2, 2014, convertible note, into 35,400,000 shares of the Company's common stock at $ 0.000048 per share. The remaining principal balance due after the conversion was $35,416.
On September 29, 2015, at the time of Mr. Doron’s resignation, Mr. Doron received a convertible note from the Company in the aggregate principal amount of $299,382 in satisfaction of his accrued salary and stock payables. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder's option at 100% of the closing bid price of such common stock on the trading day immediately preceding the conversion. The Company determined that the variable conversion price exceeded the authorized number of shares results in the need for bifurcation into a separate derivative liability valued at fair market value. On October 31, 2015, the Company estimated the fair market value of the derivative liability associated with the bifurcated conversion feature to be $4,291 and a discount on the note of $4,291.
On October 5, 2015, KBM Worldwide converted $1,630 of principal related to the April 30, 2014, convertible note, into 13,583,333 shares of the Company's common stock at $ 0.000120 per share. The remaining principal balance due after the conversion was $60,810.
On October 6, 2015, KBM Worldwide converted $700 of principal related to the April 30, 2014, convertible note, into 5,833,333 shares of the Company's common stock at $ 0.000120 per share. The remaining principal balance due after the conversion was $60,110.
On October 6, 2015, KBM Worldwide converted $1,630 of principal related to the April 30, 2014, convertible note, into 13,583,333 shares of the Company's common stock at $ 0.000120 per share. The remaining principal balance due after the conversion was $58,480.

On October 7, 2015, KBM Worldwide converted $2,725 of principal related to the April 30, 2014, convertible note, into 19,464,286 shares of the Company's common stock at $ 0.000140 per share. The remaining principal balance due after the conversion was $55,755.

On October 9, 2015, KBM Worldwide converted $2,725 of principal related to the April 30, 2014, convertible note, into 19,464,286 shares of the Company's common stock at $ 0.000140 per share. The remaining principal balance due after the conversion was $53,030.

On October 12, 2015, KBM Worldwide converted $2,920 of principal related to the April 30, 2014, convertible note, into 19,466,667 shares of the Company's common stock at $ 0.000150 per share. The remaining principal balance due after the conversion was $50,110.

On October 15, 2015, KBM Worldwide converted $5,525 of principal related to the April 30, 2014, convertible note, into 24,021,739 shares of the Company's common stock at $ 0.000230 per share. The remaining principal balance due after the conversion was $44,585.

On October 15, 2015, LG Capital Funding, LLC converted $3,053 of principal related to the December 2, 2014, convertible note, into 13,157,887 shares of the Company's common stock at $ 0.000232 per share. The remaining principal balance due after the conversion was $67,141.

On October 20, 2015, KBM Worldwide converted $5,540 of principal related to the April 30, 2014, convertible note, into 14,205,128 shares of the Company's common stock at $ 0.000390 per share. The remaining principal balance due after the conversion was $39,045.

As of October 31, 2015 and July 31, 2015, the Company estimated the fair market value of the derivative liability to be $427,456 and $93,204, with a change in fair value of $419,666 respectively. See note 12.

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

At October 31, 2015 and July 31, 2015, the Company has a full valuation allowance against its deferred tax assets as it believes it is more likely than not that these benefits will not be realized.

The Company files income tax returns in the U.S. federal tax jurisdiction and state of Utah tax jurisdiction. The tax year for 2015 remains open for federal and/or state tax jurisdictions.

NOTE 11 – STOCK TRANSACTIONS

On October 6, 2015, the Company amended its Articles of Incorporation to authorize the issuance of 25,000,000 shares of preferred stock in addition to its authorized shares of common stock, and on the same date, designated 1,000,000 of such shares as Series A Preferred Stock.  Each share of Series A Preferred Stock converts into one share of common stock but has 10,000 votes.

As of October 31, 2015 and July 31, 2015, the Company has 750,000,000 shares of common stock authorized with a par value of $.001, and 533,165,512 and 252,467,187 shares of common stock issued and outstanding, respectively.

During the three-month period ended October 31, 2015, the Company issued 280,698,325 shares of common stock related to convertible notes.

KBM Worldwide made 10 conversions for 151,605,438 shares and $25,050 in principal during the three months ended October 31 2015.  On August 6, 2015, KBM Worldwide converted $840 of principal related to the April 30, 2014, convertible note, into 8,400,000 shares of the Company's common stock at $ 0.000100 per share. The remaining principal balance due after the conversion was $63,255. On August 12, 2015, KBM Worldwide converted $815 of principal related to the April 30, 2014, convertible note, into 13,583,333 shares of the Company's common stock at $ 0.000060 per share. The remaining principal balance due after the conversion was $62,440. On October 5, 2015, KBM Worldwide converted $1,630 of principal related to the April 30, 2014, convertible note, into 13,583,333 shares of the Company's common stock at $ 0.000120 per share. The remaining principal balance due after the conversion was $60,810. On October 6, 2015, KBM Worldwide converted $700 of principal related to the April 30, 2014, convertible note, into 5,833,333 shares of the Company's common stock at $ 0.000120 per share. The remaining principal balance due after the conversion was $60,110. On October 6, 2015, KBM Worldwide converted $1,630 of principal related to the April 30, 2014, convertible note, into 13,583,333 shares of the Company's common stock at $ 0.000120 per share. The remaining principal balance due after the conversion was $58,480. On October 7, 2015, KBM Worldwide converted $2,725 of principal related to the April 30, 2014, convertible note, into 19,464,286 shares of the Company's common stock at $ 0.000140 per share. The remaining principal balance due after the conversion was $55,755. On October 9, 2015, KBM Worldwide converted $2,725 of principal related to the April 30, 2014, convertible note, into 19,464,286 shares of the Company's common stock at $ 0.000140 per share. The remaining principal balance due after the conversion was $53,030. On October 12, 2015, KBM Worldwide converted $2,920 of principal related to the April 30, 2014, convertible note, into 19,466,667 shares of the Company's common stock at $ 0.000150 per share. The remaining principal balance due after the conversion was $50,110. On October 15, 2015, KBM Worldwide converted $5,525 of principal related to the April 30, 2014, convertible note, into 24,021,739 shares of the Company's common stock at $ 0.000230 per share. The remaining principal balance due after the conversion was $44,585. On October 20, 2015, KBM Worldwide converted $5,540 of principal related to the April 30, 2014, convertible note, into 14,205,128 shares of the Company's common stock at $ 0.000390 per share. The remaining principal balance due after the conversion was $39,045.

Typenex Co-Investment, LLC made 2 conversions for 62,700,000 shares and $3,010 in principal during the three months ended October 31 2015.  On August 18, 2015, Typenex Co-Investment, LLC converted $1,310 of principal related to the December 2, 2014, convertible note, into 27,300,000 shares of the Company's common stock at $ 0.000048 per share. The remaining principal balance due after the conversion was $37,115. On September 8, 2015, Typenex Co-Investment, LLC converted $1,699 of principal related to the December 2, 2014, convertible note, into 35,400,000 shares of the Company's common stock at $ 0.000048 per share. The remaining principal balance due after the conversion was $35,416.

JMJ Financial made 3 conversions for 44,735,000 shares and $2,460 in principal during the three months ended October 31 2015. On August 6, 2015, JMJ Financial converted $693 of principal related to the December 10, 2014, convertible note, into 12,595,000 shares of the Company's common stock at $ 0.000055 per share. The remaining principal balance due after the conversion was $50,229. On August 21, 2015, JMJ Financial converted $862 of principal related to the December 10, 2014, convertible note, into 15,680,000 shares of the Company's common stock at $ 0.000055 per share. The remaining principal balance due after the conversion was $49,367. On August 27, 2015, JMJ Financial converted $905 of principal related to the December 10, 2014, convertible note, into 16,460,000 shares of the Company's common stock at $ 0.000055 per share. The remaining principal balance due after the conversion was $48,462.

LG Capital Funding, LLC made 1 conversion for 13,157,887 shares and $3,053 in principal during the three months ended October 31 2015. On October 15, 2015, LG Capital Funding, LLC converted $3,053 of principal related to the December 2, 2014, convertible note, into 13,157,887 shares of the Company's common stock at $ 0.000232 per share. The remaining principal balance due after the conversion was $67,141.

Evolution Capital Partners, LLC made 1 conversion for 8,500,000 shares and $3,400 in principal during the three months ended October 31 2015. On August 27, 2015, Evolution Capital Partners, LLC converted $3,400 of principal related to the August 18, 2013, convertible note, into 8,500,000 shares of the Company's common stock at $ 0.000400 per share. The remaining principal balance due after the conversion was $121,600.

As of October 31, 2015 and July 31, 2015, the Company has 25,000,000  and 0 shares of preferred stock authorized, respectively, with a par value of $.001, and 1,000,000 and 0 shares of Series A Preferred Stock common stockissued and outstanding, respectively.

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

As of October 31, 2015, 2,107,554 shares have been issued under the Equity Purchase Agreement representing $137,120 in cash received.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has one liability measured at fair value on a recurring basis, which consists of a derivative liability on certain convertible notes payable (see note 11). As of October 31, 2015 this derivative liability had an estimated fair value of $427,456. The Company has no assets that are measured at fair value on a recurring basis.

The following table presents information about our derivative liability, which was our only financial instrument measured at fair value on a recurring basis using significant inputs other than level one inputs that are either directly or indirectly observable (Level 2) as of  October 31, 2015:

Balance at July 31, 2015	$93,204
Conversions	(70,817)
Change in Fair Value of Derivative	400,778
Issuances	4,291

Balance at October 31, 2015	$427,456

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

October 31,
2015
Expected term in years	0-.26 years
Risk-free interest rates	0.01-0.28%
Volatility	194 -202%
Dividend yield	0%

In addition to the assumptions above, the Company also takes into consideration whether or not the Company would participate in another round of financing and if that financing is registered or not and what that stock price would be for the financing at that time. The Company notes that the notes have matured and is no longer calculating a derivative value for these notes.

NOTE 13 – INDUSTRY SEGMENT, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

Geographic Sales Regions

We currently sell and distribute our products six geographic regions: North Asia, Greater China, South Asia/Pacific, Europe, Middle East, and Americas. The following table sets forth the revenue for each of the geographic regions for the three months ended October 31, 2015 and 2015:

	Three Months Ended October 31,
	2015		2014

Americas	$125,942	30.78%	$363,088	56.62%
North Asia	95,761	23.40	2,020	0.32
Greater China	61,670	15.07	152,105	23.72
South Asia/Pacific	125,417	30.65	123,978	19.33
Middle East	-	-	46	0.01
Europe	426	0.10	-	-
	$409,216	100.00%	$641,237	100.00%

The table below lists our equipment, net, by geographic area for the three months ended October 31, 2015 and July 31, 2015:
	Three Months Ended October 31,
	2015		2014

Americas	$8,717	100.00%	$13,832	100.00%
North Asia	-	-	-	-
Greater China	-	-	-	-
South Asia/Pacific	-	-	-	-
Europe	-	-	-	-
	$8,717	100.00%	$13,832	100.00%

The table below lists revenue generated by each of the Company's product lines during the three months ended October 31, 2015 and 2014:

	Three Months Ended October 31,
	2015		2014

Product Sales	$406,416	99.32%	$634,661	98.97%
NBA Services	2,800	0.68	6,576	1.03
Educational Services	-	-	-	-
	$409,216	100.00%	$641,237	100.00%

Significant Customers

Three customer’s make up 50.6% and 36.7% of total sales as of the three months ended October 31, 2015 and 2014, respectively.

NOTE 14 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through December 29, 2015, which is the date the financial statements were available to be issued. The Company identified the following subsequent events through December 29, 2015:

On or about November 10, 2015, the Company signed a new loan forbearance agreement, requiring the immediate payment of $25,578, including interest of $940 and $2,000 in legal fees, in which, KeyBank agreed to allow Nutranomics to pay interest only on the loan in December and with a balloon payment of all principal and interest due in January 2016.

On or about November 17, 2015, the Company rescinded the agreement executed on January 26, 2015, wherein the Company entered into a Share Exchange Agreement with Nutriband Ltd., an Irish private limited company ("Nutriband"), and its shareholders to acquire 100% of Nutriband in exchange for (1) the issuance of 3,172,554 shares of the Company's common stock to Nutriband's shareholder, Gareth Sheridan, and (2) the payment of a perpetual 10% royalty on gross global sales of all Nutriband products to the Nutriband shareholders. Nutranonics, Inc. and Nutriband, and the Company simultaneously canceled its employment agreement with Mr. Sheridan.

On November 24, 2015, Edward J. Eyring, II, M.D. resigned as Chief Executive Officer, Chief Financial Officer, and Secretary of Nutranomics, Inc. (the “Company”), and on December 3, 2015, Tracy Gibbs was appointed as Interim Chief Executive Officer, Chief Financial Officer, and Secretary of the Company.  Dr. Eyring will remain General Manager overseeing Company operations.

On December 13, 2015, the Company increased the authorized number of shares of common stock to five billion.

On December 15, 2015, Evolution Capital Partners, LLC converted $2000 of principal related to the August 18, 2013, convertible note, into 20,000,000 shares of the Company's common stock at $ 0.0001 per share. The remaining principal balance due after the conversion was $119,600.

On December 21, 2015, Evolution Capital Partners, LLC converted 22,000 of principal related to the August 18, 2013, convertible note, into 27,500,000 shares of the Company's common stock at $ 0.0008 per share. The remaining principal balance due after the conversion was $97,600.

On December 22, 2015, the Company received a cease and desist letter from Gennesar Nutraceuticals, LLC for breach of the amended license agreement entered into on August 24, 2015, wherein the Company had an exclusive license to produce and sell the Gennesar product, “Gen Epic.” Gennesar alleges among other things that the Company without consent altered the formulation and packaging of “Gen Epic.”  The Company is consulting with litigation counsel regarding an appropriate response.

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

The interim consolidated financial statements included herein have been prepared by Nutranomics, Inc. (“Nutranomics” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in this filing.

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of October 31, 2015, the results of its consolidated statements of comprehensive income/(loss) for the three month periods ended October 31, 2015 and October 31, 2014, and its consolidated cash flows for the three month periods ended October 31, 2015 and October 31, 2014.  The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has generally had net losses after consideration of income taxes. Further, the Company has negative working capital and insufficient cash flows from operation as of October 31, 2015, and does not have the requisite liquidity to pay its current obligations. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management will seek to increase revenues and reduce costs, while raising capital through the sale of its stock. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our financial statements for the three-month period ended October 31, 2015 and 2014.

Our operating results for the three-month period ended Oct 31, 2015 and 2014, are summarized as follows:
	The Three Months Ended October 31,
	2015	2014

Revenues	$409,216	$641,237
Cost of Sales	$190,297	$299,670
Operating Expenses	$553,698	$290,132
Change in fair value of derivative	$(419,666)	$-
Interest Expense	$(119,457)	$(90,591)
Net Income (Loss)	$(873,802)	$(39,156)

Revenues and Cost of Sales

Our business model currently generates revenues from two primary sources:

1)   Product sales: 99.32% and 98.87% for the three months ended October 31, 2015 and 2014, respectively; and
2)   Nutritional Blood Analysis (NBA) services: 0.68% and 1.03% for the three months ended October 31, 2015 and 2014, respectively.

Our revenues from product sales decreased from $634,661 in the three months ended October 31, 2014, to $406,416 in the three months ended October 31, 2015, a decrease of 35.96% totaling $228,245. The decrease was due to a decrease in product sales with loss of our larger customers. The revenues from NBA services decreased from $6,576 in the three months ended October 31, 2014, to $2,800 in the three months ended October 31, 2015, a decrease of $3,776. The decrease was due to the Company decreasing its efforts in NBA activity in the three months ended October 31, 2015.

Revenues derived from sales in the Americas totaled $125,942, or 30.78%, in the three months ended October 31, 2015, as compared to $363,088, or 56.62%, in the three months ended October 31, 2014. Revenues derived from sales outside of the Americas totaled $283,274, or 69.22%, in the three months ended October 31, 2015, as compared to $278,149, or 43.38%, in the three months ended October 31, 2014.

Revenues derived from product sales totaled $406,416, or 99.32%, in the three months ended October 31, 2015, as compared to $634,661, or 98.97%, in the comparable period in 2014. The company also derived revenue from NBA services in the amount of $2,800, or .68%, in the three months ended October 31, 2015 as compared to $6,576, or 1.03%, in the three months ended October 31, 2014. The company did not derive revenues from educational services in 2015 or 2014.

Our cost of sales decreased from $299,670 in the three months ended October 31, 2014, to $190,297 in the three months ended October 31, 2015, a decrease of 36.50% totaling $109,373. The decrease directly relates to the decrease in product sales in 2014 and loss of the larger customers with lower profit margins.

Interest expense increased from $90,591 in the three months ended October 31, 2014, to $119,457 in the three months ended October 31, 2015, an increase of 31.86% totaling $28,866. The increase is due to the Company entering into two convertible notes during the quarter.

Three of our customers make up approximately 37.57% of our total sales for three months ending October 31, 2015, as compared to one customer making up approximately 37.57% of our total sales for the same period in 2014, and three of our suppliers make up approximately 71.07% and 71.07% of our total purchases for the three months ending October 31, 2015 and 2014. While we have had simple purchase orders with this customer and these suppliers in the past (for quantities of our supplements and supplement ingredients at various prices and negotiated on a case-by-case basis), we do not have and have never had production or supply agreements with this customer or these suppliers, we do not have purchase or supply agreements with this customer or these suppliers governing future orders, and were we to lose this customer or these suppliers, our business would be harmed. Our revenues would significantly decline were we to lose this customer, and our cost of goods sold would increase were we to lose these suppliers.

Expenses

Our operating expenses for the three months ended October 31, 2015 and 2014, are outlined in the table below:
	The Three Months Ended October 31,
	2015	2014

General and administrative	$71,265	$63,785
Advertising and Marketing	$15,286	$24,771
Professional fees	$92,927	$59,269
Salaries and wages	$374,220	$142,307

Our total operating expenses for the three months ended October 31, 2015, were $553,698 as compared to $290,132 for the comparable period in 2014, an increase of 90.84% totaling $263,566.  The increase in operating expenses during the three months ended October 31, 2015 as compared to the same period in 2014 was due to stock based compensation paid to the former CEO upon his resignation.

General and administrative expense increased from $63,785 in the three months ended October 31, 2015, to $71,265 in the comparable period in 2014, an increase of 11.73% totaling $7,480.  The decrease is due mostly to decreases in office expenses, supplies, and travel costs offset by bad debt written off in the three months ended October 31, 2015 compared to the same period in 2014.

Advertising and marketing expense decreased from $24,771 in the three months ended October 31, 2014 to $15,286 in the comparable period in 2015, a decrease of 38.29% totaling $9,485.  The decrease is due to the Company decreasing their efforts in the three months ended October 31, 2015, compared to the same period in 2014.

Professional fees increased from $59,269 in the three months ended October 31, 2015, to $92,927 in the three months ended October 31, 2014, an increase of 56.79% totaling $33,658.  The increase is due increased legal fees associated with litigation, contracts, and convertible notes.

Salaries and wages expenses increased from $142,307 in the three months ended October 31, 2014, to $374,220 during the same period in 2015, an increase of 162.97% totaling $231,913. The increase is due to stock-based compensation paid to former the CEO based upon his resignation.

Equity Compensation

The Company issued a convertible note with a principal amount of $299,382 dollars to the Company's former CEO during the three months ended October 31, 2015.

Liquidity and Financial Condition

Working Capital
	October 31,	July 31,
	2015	2015

Current Assets	$393,942	$432,725
Current Liabilities	$2,562,534	$1,757,222
Working Capital (deficit)	$(2,168,592)	$(1,324,497)

Cash Flows
	The Three Months Ended
	October 31,
	2015	2014

Net Cash Provided by (Used in) Operating Activities	$(32,827)	(20,714)
Net Cash Used in Financing Activities	$(661)	24,563
Increase in Cash during the Period	$(33,488)	3,849
Cash and Cash Equivalents, End of Period	$56,898	83,084

The Company had current assets of $393,942 during the three months ended October 31, 2015, as compared to $432,725 as of July 31, 2015; the decrease is mostly due to the Company’s decrease in inventory, partially offset by an increase in cash and cash equivalents and accounts receivable.  The Company had current liabilities of $2,562,534 during the three months ended October 31, 2015, as compared to $1,757,222 as of July 31, 2015. The increase is mainly due to an increase in current portions of long-term liabilities as the notes are closer to maturity. The change is offset by decreases in accounts payable and accrued expenses, lines of credit, related party payable and notes payable due to the Company paying down balances in the current period and an increase in note derivative liability due to the current valuation of the derivative instruments. The Company has incurred cumulative losses since inception of $6,848,914. As of October 31, 2015, the Company had a working capital deficit of $2,168,592 primarily due to a decrease in cash from sales during the three months ended October 31, 2015, as compared to the same period in 2014.

Cash from operating activities decreased to ($32,827) during the three months ended October 31, 2015, as compared to ($20,714) in the comparable period in 2014. The increase was mostly due to changes in net income (loss), amortization of debt discount, accounts receivable, inventory, unearned revenue and accounts payable.

Cash from financing activities increased to ($661) during the three months ended October 31, 2015, as compared to 24,563 in the comparable period in 2014. The increase was due to an increase in borrowing under convertible notes in the current period.

Cash used in investing activities were $0 during the three months ended October 31, 2014, and in the same period in 2015. The Company did not have any activity in either prior.

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

As of October 31, 2015, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months. We anticipate substantial increases in our cash requirements which will require additional capital to be generated from the sale of common stock, the sale of preferred stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital. In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations. Failure to obtain additional financing would have a material adverse effect on our business operations.  There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

Subsequent Events

On or about November 10, 2015, the Company signed a new loan forbearance agreement, requiring the immediate payment of $25,578, including interest of $940 and $2,000 in legal fees, in which, KeyBank agreed to allow Nutranomics to pay interest only on the loan in December and with a balloon payment of all principal and interest due in January 2016.

On or about November 17, 2015, the Company (Nutranomics, Inc.) rescinded the agreement executed on January 26, 2015, wherein the Company entered into a Share Exchange Agreement with Nutriband Ltd., an Irish private limited company ("Nutriband"), and its shareholders to acquire 100% of Nutriband in exchange for (1) the issuance of 3,172,554 shares of the Company's common stock to Nutriband's shareholder, Gareth Sheridan, and (2) the payment of a perpetual 10% royalty on gross global sales of all Nutriband products to the Nutriband shareholders, and the Company simultaneously canceled its employment agreement with Mr. Sheridan.

On November 24, 2015, Edward J. Eyring, II, M.D. resigned as Chief Executive Officer, Chief Financial Officer, and Secretary of Nutranomics, Inc. (the “Company”), and on December 3, 2015, Tracy Gibbs was appointed as Interim Chief Executive Officer, Chief Financial Officer, and Secretary of the Company.  Dr. Eyring will remain General Manager overseeing Company operations.

On December 13, 2015 the Company increased the authorized number of common stock shares to 5 billion.

On December 15, 2015, Evolution Capital Partners, LLC converted $2000 of principal related to the August 18, 2013, convertible note, into 20,000,000 shares of the Company's common stock at $ 0.0001 per share. The remaining principal balance due after the conversion was $119,600.

On December 21, 2015, Evolution Capital Partners, LLC converted $22,000 of principal related to the August 18, 2013, convertible note, into 27,500,000 shares of the Company's common stock at $ 0.0008 per share. The remaining principal balance due after the conversion was $97,600.

On December 22, 2015, the Company received a cease and desist letter from Gennesar Nutraceuticals, LLC for breach of the amended license agreement entered into on August 24, 2015, wherein the Company had an exclusive license to produce and sell the Gennesar product, “Gen Epic.” Gennesar alleges among other things that the Company without consent altered the formulation and packaging of “Gen Epic.”  The Company is consulting with litigation counsel regarding an appropriate response.

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

Our significant accounting policies are summarized in Note 2 of our financial statements are included in the Company’s Current Report on Form 10-K filed on November 13, 2015.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are not effective as of such date.  The Chief Executive Officer and Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

1.	A lack of independent directors;
2.	Lack of in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;
3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;
4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:
•	The Company will add a sufficient number of independent directors to the board and form an Audit Committee.
•	The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.
•	The Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.
•	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.
The additional hiring is wholly contingent upon the Company's ability to increase its cash flow as a result of its operations. Management hopes to have sufficient funds in the coming fiscal year to begin to institute the above measures but provides no assurances that it will be able to do so.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the nine months ended October 31, 2015, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

On March 20, 2014, the Company’s subsidiary, Health Education Corporation (“Health Education”), was served a copy of a complaint filed by EpicEra Incorporated (“Epic”) in the Utah Third Judicial District Court for the return of a $100,000 deposit paid by Epic to Health Education for the supply of nutritional products. On April 16, 2014, Health Education answered the Complaint and filed a counterclaim against Epic and third-party claims against eCosway USA, Inc. (“eCosway,” which is Epic’s owner), and its principals, for breach of a non-disclosure and non-circumvention agreement, unjust enrichment, fraud, and fraudulent nondisclosure. Health Education’s claims alleged that (1) eCosway and its principals have defrauded Health Education and engaged in a scheme of corporate espionage to misappropriate Health Education’s proprietary information and trade secrets to launch their new multilevel marketing company, Epic; (2) under the fraudulent guise of partnering with Health Education to have Health Education formulate and produce the health products to be sold by Epic’s distributors, eCosway and its principals signed a non-disclosure and non-circumvention agreement that they had no intention of honoring in order to gain access to Health Education’s proprietary information so that they could steal that information and use it for their own benefit; (3) Health Education relied upon the non-disclosure and non-circumvention agreement and misrepresentations of Epic, eCosway, and its principals, and disclosed the proprietary information and formulations, which Epic then appropriated as its own. Health Education’s claims request general damages as well as punitive damages. On May 6, 2015, fact discovery concluded, and expert discovery has also concluded. Epic filed a motion for summary judgment on or about June 2, 2015, Health Education opposed the motion on or about June 19, 2015, and a hearing was scheduled for September 9, 2015. After receiving arguments, the court ruled that EpicEra’s motion for summary judgment was denied in part and granted in part, ordering that the case would be tried regarding whether Nutranomics was entitled to offset the Epic deposit by purchases it made and labor it used in performing on the purchase order with EpicEra, and as to the breach of contract claim filed by Nutranomics against EpicEra for not fulfilling the purchase order agreement, while Nutranomics’s claims against eCosway and Glenn Jensen for Breach of the Non-Disclosure and Non-Circumvention agreement were dismissed based on insufficient proof of damages. On September 30, 2015, Wrona, Gordon & DuBois withdrew as counsel for Nutranomics. On November 21, 2015, the Company obtained the counsel of TR Spencer and Associates, LLP, which represented the Company at a pretrial conference on November 25, 2015. The trial is scheduled for January 27, 2015.

On January 16, 2015, the Company was served a copy of a complaint filed by NHK Laboratories, Inc., in the Superior Court of California, County of Los Angeles, arising out of an alleged breach of contract by the Company and seeking $79,770 in principal, plus interest and attorney fees. The Company retained local counsel who answered the complaint. On October 21, 2015, the court ordered Nutranomics to provide additional documentation to the plaintiff, and Nutranomics has provided the requested documentation. The parties are currently discussing potential settlement terms.

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

On December 22, 2015, the Company received a cease and desist letter from Gennesar Nutraceuticals, LLC for breach of the amended license agreement entered into on August 24, 2015, wherein the Company had an exclusive license to produce and sell the Gennesar product, “Gen Epic.” Gennesar alleges among other things that the Company without consent altered the formulation and packaging of “Gen Epic.”  The Company is consulting with litigation counsel regarding an appropriate response.

Management of the Company has conducted a diligent search and concluded that, other than as disclosed herein, there were no commitments, contingencies, or legal matters pending at the balance sheet dates that have not been disclosed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended October 31, 2015, the Company issued 280,698,325 shares of common stock related to convertible notes.

KBM Worldwide made 10 conversions for 151,605,438 shares and $25,050 in principal during the three months ended October 31 2015.  On August 6, 2015, KBM Worldwide converted $840 of principal related to the April 30, 2014, convertible note, into 8,400,000 shares of the Company's common stock at $ 0.000100 per share. The remaining principal balance due after the conversion was $63,255. On August 12, 2015, KBM Worldwide converted $815 of principal related to the April 30, 2014, convertible note, into 13,583,333 shares of the Company's common stock at $ 0.000060 per share. The remaining principal balance due after the conversion was $62,440. On October 5, 2015, KBM Worldwide converted $1,630 of principal related to the April 30, 2014, convertible note, into 13,583,333 shares of the Company's common stock at $ 0.000120 per share. The remaining principal balance due after the conversion was $60,810. On October 6, 2015, KBM Worldwide converted $700 of principal related to the April 30, 2014, convertible note, into 5,833,333 shares of the Company's common stock at $ 0.000120 per share. The remaining principal balance due after the conversion was $60,110. On October 6, 2015, KBM Worldwide converted $1,630 of principal related to the April 30, 2014, convertible note, into 13,583,333 shares of the Company's common stock at $ 0.000120 per share. The remaining principal balance due after the conversion was $58,480. On October 7, 2015, KBM Worldwide converted $2,725 of principal related to the April 30, 2014, convertible note, into 19,464,286 shares of the Company's common stock at $ 0.000140 per share. The remaining principal balance due after the conversion was $55,755. On October 9, 2015, KBM Worldwide converted $2,725 of principal related to the April 30, 2014, convertible note, into 19,464,286 shares of the Company's common stock at $ 0.000140 per share. The remaining principal balance due after the conversion was $53,030. On October 12, 2015, KBM Worldwide converted $2,920 of principal related to the April 30, 2014, convertible note, into 19,466,667 shares of the Company's common stock at $ 0.000150 per share. The remaining principal balance due after the conversion was $50,110. On October 15, 2015, KBM Worldwide converted $5,525 of principal related to the April 30, 2014, convertible note, into 24,021,739 shares of the Company's common stock at $ 0.000230 per share. The remaining principal balance due after the conversion was $44,585. On October 20, 2015, KBM Worldwide converted $5,540 of principal related to the April 30, 2014, convertible note, into 14,205,128 shares of the Company's common stock at $ 0.000390 per share. The remaining principal balance due after the conversion was $39,045.

Typenex Co-Investment, LLC made 2 conversions for 62,700,000 shares and $3,010 in principal during the three months ended October 31 2015.  On August 18, 2015, Typenex Co-Investment, LLC converted $1,310 of principal related to the December 2, 2014, convertible note, into 27,300,000 shares of the Company's common stock at $ 0.000048 per share. The remaining principal balance due after the conversion was $37,115. On September 8, 2015, Typenex Co-Investment, LLC converted $1,699 of principal related to the December 2, 2014, convertible note, into 35,400,000 shares of the Company's common stock at $ 0.000048 per share. The remaining principal balance due after the conversion was $35,416.
JMJ Financial made 3 conversions for 44,735,000 shares and $2,460 in principal during the three months ended October 31 2015. On August 6, 2015, JMJ Financial converted $693 of principal related to the December 10, 2014, convertible note, into 12,595,000 shares of the Company's common stock at $ 0.000055 per share. The remaining principal balance due after the conversion was $50,229. On August 21, 2015, JMJ Financial converted $862 of principal related to the December 10, 2014, convertible note, into 15,680,000 shares of the Company's common stock at $ 0.000055 per share. The remaining principal balance due after the conversion was $49,367. On August 27, 2015, JMJ Financial converted $905 of principal related to the December 10, 2014, convertible note, into 16,460,000 shares of the Company's common stock at $ 0.000055 per share. The remaining principal balance due after the conversion was $48,462.
LG Capital Funding, LLC made 1 conversion for 13,157,887 shares and $3,053 in principal during the three months ended October 31 2015. On October 15, 2015, LG Capital Funding, LLC converted $3,053 of principal related to the December 2, 2014, convertible note, into 13,157,887 shares of the Company's common stock at $ 0.000232 per share. The remaining principal balance due after the conversion was $67,141.
Evolution Capital Partners, LLC made 1 conversion for 8,500,000 shares and $3,400 in principal during the three months ended October 31 2015. On August 27, 2015, Evolution Capital Partners, LLC converted $3,400 of principal related to the August 18, 2013, convertible note, into 8,500,000 shares of the Company's common stock at $ 0.000400 per share. The remaining principal balance due after the conversion was $121,600.
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

3.4 (1)	Certificate of Amendment filed with the Nevada Secretary of State on October 6, 2015
3.5 (1)	Certificate of Amendment filed with the Nevada Secretary of State on October 6, 2015
3.6 (1)	Certificate of Amendment filed with the Nevada Secretary of State on December 11, 2015
10.1	License Agreement with Tracy Gibbs for US Patent Number 7,235,390 B2, dated June 14, 2007 (incorporated by reference to our Amendment No. 2 to Current Report on Form 8-K/A filed on December 12, 2013)
10.2	Employment Agreement with Nathan Jenson, dated May 14, 2012 (incorporated by reference to our Amendment No. 2 to Current Report on Form 8-K/A filed on December 12, 2013)
10.3	Office Lease Agreement with Unity Investments, LLC (incorporated by reference to our Amendment No. 2 to Current Report on Form 8-K/A filed on December 12, 2013)
10.4 (1)	Amended License Agreement with Gennesar Nutraceuticals, LLC d/b/a Genesar Nutraceuticles dated August 25, 2014
10.5	Bill of Sale and Assignment dated January 26, 2015 (incorporated by reference to our Form 8-K filed on February 2, 2015)
16.1
Letter from Sadler, Gibb & Associates, L.L.C., dated September 25, 2013 regarding change in registered public accounting firm (incorporated by reference to our Amendment No. 1 to Current Report on Form 8-K/A filed on September 27, 2013)

16.2	Letter from Mantyla McReynolds, LLC, dated May 22, 2014, regarding change in registered public accounting firm (incorporated by reference to our Current Report on Form 8-K filed on May 23, 2014)
21	List of Subsidiaries: Health Education Corporation d/b/a Nutranomics, a Utah company
31.1 (1)	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (1)	Certification of Principal Accounting Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (1)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2 (1)	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
101.SCH (1)	XBRL Taxonomy Extension Schema Document
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)      Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nutranomics, Inc.

Date: December 31, 2015	By:	/s/ Tracy Gibbs
Tracy Gibbs
Chief Executive Officer
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 31, 2015	/s/ Tracy Gibbs
Tracy Gibbs, Chief Executive Officer, Chief Financial Officer, and Director

Date: December 31, 2015	/s/ Tracy Gibbs
Tracy Gibbs, Director